Form 10-Q
period 2009-06-30
Canterbury Resources, Inc.
filed 2009-08-14
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER:  000-53681

CANTERBURY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0599680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

69 Stanley Point Road, Devonport, Auckland, New Zealand	0624
(Address of principal executive offices)	(Zip Code)

(64) 9 445-6338
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 5, 2009, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (a pre-exploration stage company) at June 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and six months ended June 30, 2009 and for September 2, 2008 (date of inception) to December 31, 2008 and from September 2, 2008 (date of inception) to June 30, 2009 and the statement of cash flows for the six months ended June 30, 2009 and for the period from September 2, 2008 (date of inception) to December 31, 2008 and for the period from September 2, 2008 (date of inception) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 4,595	$ 3,812
Accounts payable – related party	18,814	493

Total Current Liabilities	23,409	4,305

STOCKHOLDER’S DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	14,500	5,800
Deficit accumulated during the pre-exploration stage	(49,409)	(21,605)

Total Stockholder’s Deficiency	(23,409)	(4,305)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2009 and for the period from September 2, 2008 (date of inception) to December 31, 2008 and for the period from September 2, 2008 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	For the three months ended June 30, 2009	For the six months ended June 30, 2009	From inception (September 2, 2008) to December 31, 2008	From inception (September 2, 2008) to June 30, 2009

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,288	2,575	3,812	6,388
Edgarizing	840	1,208	-	1,207
Exploration expenses	-	-	11,077	11,077
Filing fees	216	216		216
Incorporation costs	-	-	804	804
Legal	5,000	15,000	-	15,000
Management fees	3,000	6,000	4,000	10,000
Office	30	105	112	217
Rent	900	1,800	1,200	3,000
Telephone	450	900	600	1,500

NET LOSS FROM OPERATIONS	$ (11,724)	$ (27,804)	$ (21,605)	$ (49,409)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	11,500,000	11,500,000	1,916,666

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009 and for the period from September 2, 2008 (date of inception) to December 31, 2008 and for the period from September 2, 2008 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	For the six months ended June 30, 2009	From inception (Sept. 2, 2008) to Dec. 31, 2008	From inception (Sept. 2, 2008) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (27,804)	$ (21,605)	$ (49,409)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	8,700	5,800	14,500
Changes in accounts payable	783	3,812	4,595

Net Cash Provided (Used) in Operations	(18,321)	(11,993)	(30,314)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	18,321	493	18,814
Proceeds from issuance of common stock	-	11,500	11,500

Net Cash from financing operations	18,321	11,993	30,314

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Canterbury Resources, Inc., was incorporated under the laws of the State of Nevada on September 2, 2008 with the authorized common capital stock of 650,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected December 31 as its fiscal year end.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2009, the Company had a net operating loss carry forward of $49,409 for income tax purposes.  The tax benefit of approximately $14,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2029.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, areconsidered by management to be their estimated fair value due to their short termmaturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

The Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000.   In addition, the Company has undertaken a sampling program on the Kaikoura Gold Mine at a cost of $5,000.  The claim, under New Zealand mineral law, remains in good standing until October 14, 2010 when the Company will be required to renew its permit.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officer-director has acquired 100% of the common stock issued and has made no interest, demand loans to the Company of $18,814 and has made contributions to capital of $14,500 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On December 30, 2008, Company completed a private placement consisting of 11,500,000 common shares sold to its director and officer at a price of $0.001 per share for a total consideration of $11,500.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit from the exploration activities on its mineral claim.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part II - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report.  We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Registration Statement on Form S-1, as amended, and our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

OVERVIEW

We were incorporated on September 2, 2008 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim consisting of 93.1 hectares (approximately 230 acres) that we call the “Kaikoura Property.”  The Kaikoura Property is located approximately 44 kilometers (27.5 miles) northwest of Kaikoura, New Zealand.  Our plan is to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possesses commercially extractable deposits of gold.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Kaikoura Property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Kaikoura Property, or if such deposits are discovered, that we will enter into further substantial exploration programs.   We currently do not have sufficient financial resources to meet the anticipated costs of completing the exploration program for the Kaikoura Property.  Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain additional financing, we intend to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possess mineral reserves capable of commercial extraction.  Our exploration program is designed to explore for commercially viable deposits of gold mineralization.  We have not, nor has any predecessor, identified any commercially exploitable reserves of gold on the Kaikoura Property.

Our plan is to conduct Phase I of our exploration program on the Kaikoura Property in the fourth quarter of 2009.  However, we will require additional financing in order to proceed with Phase I of our exploration program on the Kaikoura Property.  If we are able to raise additional financing, of which there is no assurance, our plan for the Kaikoura Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status

Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$14,136 ($21,936 NZD)	To be implemented in the fourth quarter of 2009.
Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$28,418 ($44,100 NZD)	To be determined based on the results of Phase I of our exploration program.

Current Exploration Work

In October 2008, we conducted a soil sampling program on the Kaikoura Property.  In connection with our sampling program, we drilled eight holes and collected samples from each hole.  Holes 1 – 6 were drilled at 30 meter intervals on two lines approximately 5 meters apart.  Holes 7 and 8 were drilling from the same collar 50 meters north of hole 6.

The assay results we received from our sampling program is summarized as follows:

Hole No.	Total Depth in (in Meters)	Mineralized Interval (in Meters)	Au Results (oz/t)

01	40.8	0.15	0.027
02	63.3	7.05 1.05	0.011 0.048
03	76.4	2.0 8.0 1.2	0.033 0.078 0.125
04	100.4	39.0 30.9 8.1 1.0	0.224 0.022 0.995 0.091
05	48.9	6.0	0.012
06	93.0	15.4	0.042
07	60.0	2.0	0.015
08	187.7	14.0	0.016

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	10,500
Mineral Property Exploration Expenses	14,136
Other General and Administrative Expenses	10,000

TOTAL	$34,636

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at June 30, 2009, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	From Inception (Sept. 2, 2008) to December 31, 2008

Revenue	$ -	$ -	$ -
Expenses	(11,724)	(27,804)	(21,605)

Net Loss	$(11,724)	$ (27,804)	$ (21,605)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

Our expenses for the three and six months ended June 30, 2009 and for the period from inception to December 31, 2008 consisted of the following:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	From Inception (Sept. 2, 2008) to December 31, 2008

Accounting and Audit	$ 1,288	$ 2,575	$ 3,812
Edgarizing	840	1,208	-
Exploration Expenses	-	-	11,077
Filing Fees	216	216	-
Incorporation Costs	-	-	804
Legal	5,000	15,000	-
Management Fees	3,000	6,000	4,000
Office	30	105	112
Rent	900	1,800	1,200
Telephone	450	900	600

Total Expenses	$11,724	$27,804	$21,605

Our expenses during the six months ended June 30, 2009 primarily consisted of accounting and audit expenses, legal expenses and management fees.  During the period from inception on September 2, 2008 to December 31, 2008 our expenses primarily consisted of accounting and audit expenses, exploration expenses and management fees.

Accounting and Audit expenses during the six months ended June 30, 2009 and the period from inception on September 2, 2008 to December 31, 2008 primarily relate to the preparation of our audited financial statements in connection with our Registration Statement on Form S-1 and our interim financial statements in connection with his Quarterly Report on Form 10-Q.

Exploration expenses during the period from inception on September 2, 2008 to December 31, 2008 primarily relate to the costs associated with our acquisition of the Kaikoura Property and our initial sampling program on the Kaikoura Property.

Legal fees during the six months ended June 30, 2009 primarily relate to the preparation of our Registration Statement on Form S-1, as amended.

We accrue a management fee expense of $1,000 per month, a rent expense $300 per month and a telephone expense of $200 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to Mr. Wetherall for these accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at June 30, 2009	As at December 31, 2008	Percentage Increase / (Decrease)

Current Assets	$ -	$ -	n/a
Current Liabilities	(23,409)	(4,305)	443.8%
Working Capital (Deficit)	$ (23,409)	$ (4,305)	443.8%

Cash Flows
	Six Months Ended June 30, 2009	From Inception (Sept. 2, 2008) to December 31, 2008

Cash Flows Used In Operating Activities	$ (18,321)	$ (11,993)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	18,321	11,993
Increase (Decrease) In Cash During Period	$ -	$ -

As of June 30, 2009, we had no cash on hand.  We have incurred a cumulative net loss of $49,409 for the period from the date of our inception on September 2, 2008 to June 30, 2009 and have not attained profitable operations to date.

Future Financings

We currently do not have sufficient financial resources to meet the anticipated costs of our future expenses and to complete our exploration program for the Kaikoura Property.  Accordingly, we will need to obtain additional financing in order to complete our plan of operation and to meet our current obligations as they come due.

There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our sole executive officer and director; however, there are no assurances that our sole executive officer or director will provide us with any additional funds if and when needed.

Currently, we do not have any arrangements for additional financing.  There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended December 31, 2008 included in our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.  We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2009 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of June 30, 2009, we did not have an audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

None.

ITEM 1A.                      RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

As at June 30, 2009, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain additional financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such additional financing.  We filed a registration statement with the SEC, which is now effective, in order to enable us to obtain a sufficient number of shareholders to become quoted on the OTC Bulletin Board.  Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.   However, we believe that, if our common stock is quoted on the OTC Bulletin Board, of which there is no assurance, our ability to raise additional funds from investors will be enhanced.  If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

We have no known mineral reserves.

We are in the initial phase of our exploration program for the Kaikoura Property.  It is unknown whether this property contains viable mineral reserves.  If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we have insufficient capital resources or because it is not be economically feasible to do it, we may have to cease operations and our shareholders may lose their investment.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our property our production capabilities will be subject to further risks and uncertainties including:

(i)
Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Kaikoura Property, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of our mineral property. These include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  Our mineral property does not contain a known body of commercial ore and, therefore, any program conducted on our mineral property would be an exploratory search of ore.  There is no certainty that any expenditures made in the exploration of our mineral property will result in discoveries of commercial quantities of ore.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources to purchase such claims. If we do not have sufficient capital resources and are unable to obtain sufficient financing, we may be forced to abandon our operations.

We face significant competition.

We are a pre-exploration stage company.  We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do.  Accordingly, these competitors may be able to spend greater amounts on hiring and retaining qualified personnel to conduct our planned exploration activities, which could cause delays in our exploration program.  In addition, there is significant competition for a limited number of mineral properties.   Due to our weaker financial position, we may be unable to acquire rights to new mineral properties on a continuing basis.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of the Kaikoura Property, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration.  We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in New Zealand.  The main agency that governs the exploration of minerals on the Kaikoura Property is the Department of Conservation.  All mineral exploration activities carried on a permit in New Zealand must be in compliance with the Crown Minerals Act 1991 (the “Crown Minerals Act”).  The Crown Minerals Act applies to all mines during prospecting, exploration and mining.  It outlines the powers of the Secretary of the Department of Conservation to monitor permits, the procedures for obtaining permits to commence work in, or on or about the property and other procedures to be observed on the property.  In order to carry out our exploration program, we will be required to obtain the consent of the Department of Conservation for minimum impact activity.  If we undertake activity other than minimum impact activity, we will be required to obtain an access agreement from the Department of Conservation.

If our property merits additional exploration or extraction work, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations.  It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on our mineral property.

Because our sole executive officer and sole director does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our sole executive officer and sole director does not have any formal training as a geologist and does not have training in the technical aspects of managing a mineral exploration company.  As such, we rely on independent geological consultants to make recommendations to us on work programs on our mineral property. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

Our success will largely depend on our ability to hire or contract highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Metal prices are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world.  The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the price of metals such as gold is sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, it may not be economical for us to continue operations and our shareholders could lose their entire investment.

Because our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, Treasurer and sole Director, Bruce A. Wetherall, currently owns 100% of our issued and outstanding shares and is anticipated to own 56.5% of our issued and outstanding shares when he sells his qualified shares to investors as stated in our effective prospectus. Our future shareholders may find that corporate decisions controlled by Mr. Wetherall are inconsistent with the interests of other stockholders.

Bruce A. Wetherall, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, Treasurer and sole director, currently owns 100% of our issued and outstanding shares of common stock and is anticipated to own 56.5% of our issued and outstanding shares upon completion of the sale of his qualified shares under our effective prospectus. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Wetherall is able to control who is elected as a director and thus could act, or could have the power to act, as our management. Since Mr. Wetherall is not simply a passive investor, but is also our sole executive officer and sole director, his interests as an executive officer and director may, at times, be adverse to those of passive investors.  Where those conflicts exist, our shareholders will be dependent upon Mr. Wetherall exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a director. Also, due to his stock ownership position, Mr. Wetherall will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Wetherall to their detriment; and (iii) control over transactions between him and Canterbury.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We sold 11,500,000 shares of our common stock at a price of $0.001 per share to Mr. Wetherall, our sole executive officer and sole director, on December 30, 2008.  We will not receive any of the proceeds received by Mr. Wetherall pursuant to our effective prospectus.  We will likely be required to conduct additional equity offerings in the future to finance our exploration program or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than the price per share under our effective prospectus. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, our shareholders’ percentage interest in us could become diluted.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. Upon obtaining a sufficient number of shareholders, we intend to apply for quotation of our common stock on the OTC Bulletin Board.  However, we can provide no assurance that our shares will be approved for quotation on the OTC Bulletin Board or, if quoted, that a public market will materialize.  If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares offered by our effective prospectus constitute a penny stock under the Exchange Act.  The shares will remain classified as a penny stock for the foreseeable future.  The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-1 through 15g-10 of the Exchange Act.  Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 5,000,000 shares of our common stock (the “Shares”) offered by our selling stockholder at a price of $0.01 per share pursuant to a Registration Statement on Form S-1/A under the Securities Act (the “Offering”).  The SEC declared our Registration Statement on Form S-1/A (File No. 333-158127), effective at 12:00 p.m. (EST) on June 3, 2009 (the “Effective Date”).  The Shares are being sold by Mr. Wetherall, our sole executive officer and director, and we will not receive any proceeds under this Offering.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Assignment Agreement dated October 3, 2008 between Plymouth Enterprises and Canterbury Resources, Inc.(1)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:	Aujgust 13, 2009	By:
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)