Form 10-Q
period 2009-09-30
Canterbury Resources, Inc.
filed 2009-11-16
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 12, 2009, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (a pre-exploration stage company) at September 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and nine months ended September 30, 2009 and for September 2, 2008 (date of inception) to September 30, 2008 and from September 2, 2008 (date of inception) to September 30, 2009 and the statement of cash flows for the nine months ended September 30, 2009 and for the period from September 2, 2008 (date of inception) to September 30, 2008 and for the period from September 2, 2008 (date of inception) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 5,746	$ 3,812
Accounts payable – related party	19,811	493

Total Current Liabilities	25,557	4,305

STOCKHOLDER’S DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	18,850	5,800
Deficit accumulated during the pre-exploration stage	(55,907)	(21,605)

Total Stockholder’s Deficiency	(25,557)	(4,305)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2009 and for the period from September 2, 2008 (date of inception) to September 30, 2008 and for the period from September 2, 2008 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	For the three months ended Sept. 30, 2009	For the nine months ended Sept. 30, 2009	From inception (September 2, 2008) to Sept. 30, 2008	From inception (September 2, 2008) to Sept. 30, 2009

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,288	3,862	-	7,675
Edgarizing	262	1,470	-	1,470
Acquisition and exploration expenses	-	-	-	11,077
Filing fees	464	680	-	680
Incorporation costs	-	-	804	804
Legal	-	15,000	-	15,000
Management fees	3,000	9,000	1,000	13,000
Office	134	240	-	351
Rent	900	2,700	300	3,900
Telephone	450	1,350	150	1,950

NET LOSS FROM OPERATIONS	$ (6,498)	$ (34,302)	$ (2,254)	$ (55,907)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009 and for the period from September 2, 2008 (date of inception) to September 30, 2008 and for the period from September 2, 2008 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	For the nine months ended Sept. 30, 2009	From inception (Sept. 2, 2008) to Sept. 30, 2008	From inception (Sept. 2, 2008) to Sept. 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (34,302)	$ (2,254)	$ (55,907)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	13,050	1,450	18,850
Changes in accounts payable	1,934	-	5,746

Net Cash Provided (Used) in Operations	(19,318)	(804)	(31,311)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	19,318	804	19,811
Proceeds from issuance of common stock	-	-	11,500

Net Cash from financing operations	19.318	804	31,311

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Canterbury Resources, Inc., was incorporated under the laws of the State of Nevada on September 2, 2008 with the authorized common capital stock of 650,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

On September 30, 2009, the Company had a net operating loss carry forward of $55,907 for income tax purposes.  The tax benefit of approximately $16,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2030.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

(Unaudited – Prepared by Management)

.
4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officer-director has acquired 100% of the common stock issued and has made no interest, demand loans to the Company of $19,811 and has made contributions to capital of $18,850 in the form of expenses paid for the Company.

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

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Kaikoura Property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Kaikoura Property, or if such deposits are discovered, that we will enter into further substantial exploration programs.   We currently do not have sufficient financial resources to meet the anticipated costs of completing the exploration program for the Kaikoura Property.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain financing, we intend to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possess mineral reserves capable of commercial extraction.  Our exploration program is designed to explore for commercially viable deposits of gold mineralization.  We have not, nor has any predecessor, identified any commercially exploitable reserves of gold on the Kaikoura Property.

Our plan is to conduct Phase I of our exploration program on the Kaikoura Property in the first quarter of 2010.  However, we will require additional financing in order to proceed with Phase I of our exploration program on the Kaikoura Property.  If we are able to raise financing, of which there is no assurance, our plan for the Kaikoura Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status

Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$15,794 ($21,936 NZD)	To be implemented in the first quarter of 2010.
Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$31,752 ($44,100 NZD)	To be determined based on the results of Phase I of our exploration program.

In October 2008, we conducted a soil sampling program on the Kaikoura Property.  In connection with our sampling program, we drilled eight holes and collected samples from each hole.  Holes 1 – 6 were drilled at 30 meter intervals on two lines approximately 5 meters apart.  Holes 7 and 8 were drilling from the same collar 50 meters north of hole 6.

The assay results we received from our sampling program is summarized as follows:

Hole No.	Total Depth (in Meters)	Mineralized Interval (in Meters)	Au Results (oz/t)
01	40.8	0.15	0.027
02	63.3	7.05 1.05	0.011 0.048
03	76.4	2.0 8.0 1.2	0.033 0.078 0.125
04	100.4	39.0 30.9 8.1 1.0	0.224 0.022 0.995 0.091
05	48.9	6.0	0.012
06	93.0	15.4	0.042
07	60.0	2.0	0.015
08	187.7	14.0	0.016

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	10,500
Mineral Property Exploration Expenses	15,794
Other General and Administrative Expenses	10,000
TOTAL	$36,294

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at September 30, 2009, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	From Inception (Sept. 2, 2008) to September 30, 2008	From Inception (Sept. 2, 2008) to September 30, 2009
Revenue	$ -	$ -	$ -	$ -
Expenses	(6,498)	(34,302)	(2,254)	(55,907)
Net Loss	$ (6,498)	$ (34,302)	$ (2,254)	$ (55,907)

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

Expenses

Our expenses for the three and nine months ended September 30, 2009, the period from inception to September 30, 2008 and the period from inception to September 30, 2009 consisted of the following:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	From Inception (Sept. 2, 2008) to September 30, 2008	From Inception (Sept. 2, 2008) to September 30, 2009

Accounting and Audit	$ 1,288	$ 3,862	$ -	$ 7,675
Edgarizing	262	1,470	-	1,470
Exploration Expenses	-	-	-	11,077
Filing Fees	464	680	-	680
Incorporation Costs	-	-	804	804
Legal	-	15,000	-	15,000
Management Fees	3,000	9,000	1,000	13,000
Office	134	240	-	351
Rent	900	2,700	300	3,900
Telephone	450	1,350	150	1,950
Total Expenses	$ 6,498	$ 34,302	$ 2,254	$ 55,907

Our expenses during the nine months ended September 30, 2009 primarily consisted of accounting and audit expenses, legal expenses and management fees.

Accounting and audit expenses during the nine months ended September 30, 2009 primarily relate to the preparation of our audited financial statements in connection with our Registration Statement on Form S-1 and our interim financial statements in connection with this Quarterly Report on Form 10-Q.

Exploration expenses during the period from inception on September 2, 2008 to September 30, 2009 primarily relate to the costs associated with our acquisition of the Kaikoura Property and our initial sampling program on the Kaikoura Property.

Legal fees during the nine months ended September 30, 2009 primarily relate to the preparation of our Registration Statement on Form S-1, as amended.

We accrue a management fee expense of $1,000 per month, a rent expense $300 per month and a telephone expense of $200 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to Mr. Wetherall for these accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at September 30, 2009	As at December 31, 2008	Percentage Increase / (Decrease)

Current Assets	$ -	$ -	n/a
Current Liabilities	(25,557)	(4,305)	593.7%
Working Capital Deficit	$ (25,557)	$ (4,305)	593.7%

Cash Flows
	Nine Months Ended September 30, 2009	From Inception (Sept. 2, 2008) to September 30, 2008

Cash Flows Used In Operating Activities	$ (19,318)	$ (804)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	19,318	804
Increase (Decrease) In Cash During Period	$ -	$ -

As of September 30, 2009, we had no cash on hand.  We have incurred a cumulative net loss of $55,907 for the period from the date of our inception on September 2, 2008 to September 30, 2009 and have not attained profitable operations to date. Our working capital deficit increased from $4,305, as at December 31, 2008, to $25,557, as at September 30, 2009, primarily as a result of: (i) an increase in accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) the fact that we received loans from our sole executive officer of $19,318 during the nine months ended September 30, 2009.

Future Financings

We currently do not have sufficient financial resources to meet the anticipated costs of our future expenses and to complete our exploration program for the Kaikoura Property.  Accordingly, we will need to obtain financing in order to complete our plan of operation and to meet our current obligations as they come due.

There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our sole executive officer and director; however, there are no assurances that our sole executive officer or director will provide us with any additional funds if and when needed.

Currently, we do not have any arrangements for financing.  There is no assurance that we will be able to obtain financing if and when required. We anticipate that any financing may be in the form of sales of shares of our common stock which may result in dilution to our current shareholders.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2009 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of September 30, 2009, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at September 30, 2009, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such financing.  We filed a registration statement with the SEC, which is now effective, in order to enable us to obtain a sufficient number of shareholders to become quoted on the OTC Bulletin Board.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.   However, we believe that, if our common stock is quoted on the OTC Bulletin Board, of which there is no assurance, our ability to raise additional funds from investors will be enhanced.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

None.

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

CANTERBURY RESOURCES, INC.

Date:	November 16, 2009	By:	BRUCE A. WETHERALL
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)