Form 10-Q
period 2010-03-31
Canterbury Resources, Inc.
filed 2010-05-14
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2010, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (pre-exploration stage company) at March 31, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three months ended March 31, 2010 and March 31, 2009 and from September 2, 2008 (date of inception) to March 31, 2010 and the statement of cash flows for the three months ended March 31, 2010 and March 31, 2009 and for the period from September 2, 2008 (date of inception) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 8,423	$ 9,374
Accounts payable – related party	27,906	25,348

Total Current Liabilities	36,329	34,722

STOCKHOLDER’S DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	27,550	23,200
Deficit accumulated during the pre-exploration stage	(75,379)	(69,422)

Total Stockholder’s Deficiency	(36,329)	(34,722)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three months ended March 31, 2010 and March 31, 2009 and for the period from September 2, 2008 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	From inception (September 2, 2008) to March 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,287	1,288	12,722
Edgarizing	262	368	2,100
Acquisition and exploration expenses	-	-	11,077
Filing fees	-	-	680
Incorporation costs	-	-	804
Legal	-	10,000	20,000
Management fees	3,000	3,000	19,000
Office	58	75	446
Rent	900	900	5,700
Telephone	450	450	2,850

NET LOSS FROM OPERATIONS	$ (5,957)	$ (16,081)	$ (75,379)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010 and March 31, 2009 and for the period from September 2, 2008 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	From inception (Sept. 2, 2008) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,957)	$ (16,081)	$ (75,379)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	4,350	4,350	27,550
Changes in accounts payable	(951)	(844)	8,423

Net Cash Provided (Used) in Operations	(2,558)	(12,575)	(39,406)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,558	12,575	27,906
Proceeds from issuance of common stock	-	-	11,500

Net Cash from financing operations	2,558	12,575	39,406

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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
March 31, 2010

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

On March 31, 2010, the Company had a net operating loss carry forward of $75,379 for income tax purposes.  The tax benefit of approximately $22,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2030.

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
March 31, 2010

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

3.           AQUISITION OF MINERAL CLAIM

The Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000.   In addition, the Company has undertaken a sampling program on the Kaikoura Gold Mine at a cost of $5,000.  The claim, under New Zealand mineral law, remains in good standing until such time as the Company abandons it.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

(Unaudited – Prepared by Management)

.
4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officer-director has acquired 56.5% of the common stock issued and has made no interest, demand loans to the Company of $27,906 and has made contributions to capital of $27,550 in the form of expenses paid for the Company.

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

The Company has evaluated subsequent events from the balance sheet date through April 30, 2010 and has found no subsequent events to report.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part II - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report.  We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

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

Our plan is to conduct Phase I of our exploration program on the Kaikoura Property in the third quarter of 2010.  However, we will require additional financing in order to proceed with Phase I of our exploration program on the Kaikoura Property.  If we are able to raise financing, of which there is no assurance, our plan for the Kaikoura Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status

Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$15,568 ($21,936 NZD)	To be implemented in the third quarter of 2010.

Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$31,752 ($44,100 NZD)	To be determined based on the results of Phase I of our exploration program.

In October 2008, we conducted a soil sampling program on the Kaikoura Property.  In connection with our sampling program, we drilled eight holes and collected samples from each hole.  Holes 1 – 6 were drilled at 30 meter intervals on two lines approximately 5 meters apart.  Holes 7 and 8 were drilling from the same collar 50 meters north of hole 6.

The assay results we received from our sampling program is summarized as follows:

Hole No.	Total Depth in (in Meters)	Mineralized Interval (in Meters)	Au Results (oz/t)

01	40.8	0.15	0.027
02	63.3	7.05 1.05	0.011 0.048
03	76.4	2.0 8.0 1.2	0.033 0.078 0.125
04	100.4	39.0 30.9 8.1 1.0	0.224 0.022 0.995 0.091
05	48.9	6.0	0.012
06	93.0	15.4	0.042
07	60.0	2.0	0.015
08	187.7	14.0	0.016

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	10,500
Mineral Property Exploration Expenses	15,568
Other General and Administrative Expenses	10,000

TOTAL	$36,068

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at March 31, 2010, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percentage Increase / Decrease

Revenue	$ -	$ -	n/a
Expenses	(5,957)	(16,081)	(63.0)%
Net Loss	$ (5,957)	$ (16,081)	(63.0)%

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

Expenses

Our expenses for the three months ended March 31, 2010 and March 31, 2009 consisted of the following:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percentage Increase / Decrease

Accounting and Audit	$ 1,287	$ 1,288	0.0%
Edgarizing	262	368	(28.8)%
Exploration Expenses	-	-	n/a
Legal	-	10,000	(100)%
Management Fees	3,000	3,000	n/a
Office	58	75	(22.7)%
Rent	900	900	n/a
Telephone	450	450	n/a
Total Expenses	$ 5,957	$ 6,081	(63.0)%

Our expenses decreased from $16,081, during the three months ended March 31, 2009, to $5,957, during the three months ended March 31, 2010.  The decrease in our expenses is primarily a result of a decrease in legal expenses.

Accounting and audit expenses during the three months ended March 31, 2010 primarily relate to the preparation of our audited financial statements for the year ended December 31, 2009.

During the three months ended March 31, 2009, legal expenses primarily related to the preparation of our Registration Statement on Form S-1, as amended.

We accrue a management fee expense of $1,000 per month, a rent expense $300 per month and a telephone expense of $200 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to Mr. Wetherall for these accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at March 31, 2010	As at December 31, 2009	Percentage Increase / (Decrease)

Current Assets	$ -	$ -	n/a
Current Liabilities	(36,329)	(34,722)	4.6%
Working Capital Deficit	$ (36,329)	$ (34,722)	4.6%

Cash Flows
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Cash Flows Used In Operating Activities	$ (2,558)	$ (12,575)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	2,558	12,575
Increase (Decrease) In Cash During Period	$ -	$ -

As of March 31, 2010, we had no cash on hand.  We have incurred a cumulative net loss of $75,379 for the period from the date of our inception on September 2, 2008 to March 31, 2010 and have not attained profitable operations to date. Our working capital deficit increased from $34,722, as at December 31, 2009, to $36,329, as at March 31, 2010, primarily as a result of the fact that we received loans from our sole executive officer of $2,558 during the three months ended March 31, 2010.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended March 31, 2010 included in our Annual Report filed with the SEC on March 31, 2010.  We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at March 31, 2010, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.   However, we believe that, if our common stock is quoted on the OTC Bulletin Board, of which there is no assurance, our ability to raise additional funds from investors will be enhanced.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.
Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Assignment Agreement dated October 3, 2008 between Plymouth Enterprises and Canterbury Resources, Inc.(1)
14.1	Assignment Agreement dated October 3, 2008 between Plymouth Enterprises and Canterbury Resources, Inc.(2)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K with the SEC on March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:	May 14, 2010	By:	BRUCE A WETHERALL
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)