Form 10-Q
period 2010-06-30
Canterbury Resources, Inc.
filed 2010-07-23
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of July 21, 2010, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (pre-exploration stage company) at June 30, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three and six months ended June 30, 2010 and June 30, 2009 and from September 2, 2008 (date of inception) to June 30, 2010 and the statement of cash flows for the six months ended June 30, 2010 and June 30, 2009 and for the period from September 2, 2008 (date of inception) to June 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 9,573	$ 9,374
Accounts payable – related party	28,585	25,348

Total Current Liabilities	38,158	34,722

STOCKHOLDER’S DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	31,900	23,200
Deficit accumulated during the pre-exploration stage	(81,558)	(69,422)

Total Stockholder’s Deficiency	(38,158)	(34,722)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2010 and June 30, 2009 and for the period from September 2, 2008 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009	From inception (September 2, 2008) to June 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,487	1,288	2,775	2,575	14,210
Edgarizing	262	840	525	1,208	2,362
Acquisition and exploration expenses	-	-	-	-	11,077
Filing fees	-	216	-	216	680
Incorporation costs	-	-	-	-	804
Legal	-	5,000	15,000	15,000	20,000
Management fees	3,000	3,000	6,000	6,000	22,000
Office	79	30	137	105	525
Rent	900	900	1,800	1,800	6,600
Telephone	450	450	900	900	3,300

NET LOSS FROM OPERATIONS	$ (6,178)	$ (11,724)	$ (12,137)	$ (27,804)	$ (81,558)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010 and June 30, 2009 and for the period from September 2, 2008 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	From inception (Sept. 2, 2008) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,136)	$ (27,804)	$ (81,558)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	8,700	8,700	31,900
Changes in accounts payable	199	783	9,573

Net Cash Provided (Used) in Operations	(3,237)	(18,321)	(40,085)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	3,237	18,321	28,585
Proceeds from issuance of common stock	-	-	11,500

Net Cash from financing operations	3,237	18,321	40,085

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

On June 30, 2010, the Company had a net operating loss carry forward of $81,558 for income tax purposes.  The tax benefit of approximately $24,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2031.

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

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs - continued

assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined

Statement of Cash Flows

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

3.           AQUISITION OF MINERAL CLAIM

The Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000.   In addition, the Company has undertaken a sampling program on the Kaikoura Gold Mine at a cost of $5,000.  The claim, under New Zealand mineral law, remains in good standing until October 14, 2010.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.
.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officer-director has acquired 50% of the common stock issued and has made no interest, demand loans to the Company of $28,585 and has made contributions to capital of $31,900 in the form of expenses paid for the Company.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited – Prepared by Management)

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

The Company has evaluated subsequent events from the balance sheet date through to the report date and has found no subsequent events to report.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute “forward-looking statements”.  These statements, identified by words such as “plan,” "anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, “Part II - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report.  We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain financing, we intend to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possessed mineral reserves capable of commercial extraction.  Our exploration program is designed to explore for commercially viable deposits of gold mineralization.  We have not, nor has any predecessor, identified any commercially exploitable reserves of gold on the Kaikoura Property.

Our plan is to conduct Phase I of our exploration program on the Kaikoura Property in the third quarter of 2010.  However, we will require additional financing in order to proceed with Phase I of our exploration program on the Kaikoura Property.  If we are able to raise financing, of which there is no assurance, our plan for the Kaikoura Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$14,763 ($21,936 NZD)	To be implemented in the third quarter of 2010.
Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$30,429 ($44,100 NZD)	To be determined based on the results of Phase I of our exploration program.

In October 2008, we conducted a soil sampling program on the Kaikoura Property.  In connection with our sampling program, we drilled eight holes and collected samples from each hole.  Holes 1 – 6 were drilled at 30 meter intervals on two lines approximately 5 meters apart.  Holes 7 and 8 were drilling from the same collar 50 meters north of hole 6.

The assay results we received from our sampling program is summarized as follows:

Hole No.	Total Depth in (in Meters)	Mineralized Interval (in Meters)	Au Results (oz/t)
01	40.8	0.15	0.027
02	63.3	7.05 1.05	0.011 0.048
03	76.4	2.0 8.0 1.2	0.033 0.078 0.125
04	100.4	39.0 30.9 8.1 1.0	0.224 0.022 0.995 0.091
05	48.9	6.0	0.012
06	93.0	15.4	0.042
07	60.0	2.0	0.015
08	187.7	14.0	0.016

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	10,500
Mineral Property Exploration Expenses	14,763
Other General and Administrative Expenses	10,000
TOTAL	$35,263

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at June 30, 2010, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percentage Increase / (Decrease)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percentage Increase / (Decrease)
Revenue	$Nil	$Nil	n/a	$Nil	$Nil	n/a
Expenses	(6,178)	(11,724)	(47.3)%	(12,137)	(27,804)	(56.3)%
Net Loss	$(6,178)	$(11,724)	(47.3)%	$(12,137)	$(27,804)	(56.3)%

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

Expenses

Our expenses for the three and six months ended June 30, 2010 and June 30, 2009 consisted of the following:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percentage Increase / (Decrease)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percentage Increase / (Decrease)
Accounting and audit	$1,487	$1,288	15.5%	$2,775	$2,575	7.8%
Edgarizing	262	840	(68.8)%	525	1,208	(56.5)%
Filing fees	-	216	(100)%	-	216	(100)%
Legal	-	5,000	(100)%	15,000	15,000	0.0%
Management fees	3,000	3,000	0.0%	6,000	6,000	0.0%
Office	79	30	163.3%	137	105	30.5%
Rent	900	900	0.0%	1,800	1,800	0.0%
Telephone	450	450	0.0%	900	900	0.0%
Net Loss	$ 6,178	$11,724	(47.3)%	$12,137	$27,804	(56.3)%

Our expenses during the three and six months ended June 30, 2010 primarily consisted of accounting and audit expenses, legal, rent, telephone and management fees.

Accounting and audit expenses during the three months ended June 30, 2010 primarily relate to our interim financial statements in connection with this Quarterly Report on Form 10-Q.

Exploration expenses during the period from inception on September 2, 2008 to June 30, 2010 primarily relate to the costs associated with our acquisition of the Kaikoura Property and our initial sampling program on the Kaikoura Property.

We accrue a management fee expense of $1,000 per month, a rent expense $300 per month and a telephone expense of $200 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to Mr. Wetherall for these accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at June 30, 2010	As at December 31, 2009	Percentage Increase / (Decrease)
Current Assets	$ -	$ -	n/a
Current Liabilities	(38,158)	(34,722)	9.9%
Working Capital Deficit	$ (38,158)	$ (34,722)	9.9%

Cash Flows
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash Flows Used In Operating Activities	$ (3,237)	$ (18,321)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	3,237	18,321
Increase (Decrease) In Cash During Period	$ -	$ -

As of June 30, 2010, we had no cash on hand.  We have incurred a cumulative net loss of $81,558 for the period from the date of our inception on September 2, 2008 to June 30, 2010 and have not attained profitable operations to date. Our working capital deficit increased from $34,722, as at December 31, 2009, to $38,158, as at June 30, 2010, primarily as a result of: (i) an increase in accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) the fact that we received loans from our sole executive officer of $3,237 during the six months ended June 30, 2010.

Future Financings

We currently do not have sufficient financial resources to meet the anticipated costs of our future expenses and to complete our exploration program for the Kaikoura Property.  Accordingly, we will need to obtain financing in order to complete our plan of operation and to meet our current obligations as they come due.

There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our sole executive officer and director; however, there are no assurances that our sole executive officer or director will provide us with any additional funds if and when needed.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.  We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009  Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at June 30, 2010, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.   However, we believe that, if our common stock is quoted on the OTC Bulletin Board, of which there is no assurance, our ability to raise additional funds from investors will be enhanced.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.  Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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
Note:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:	July 23, 2010	By:	“BRUCE A. WETHERALL”
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)