Form 10-Q
period 2010-09-30
Canterbury Resources, Inc.
filed 2010-11-15
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 31, 2010, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (pre-exploration stage company) at September 30, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three and nine months ended September 30, 2010 and 2009 and from September 2, 2008 (date of inception) to September 30, 2010 and the statement of cash flows for the nine months ended September 30, 2010 and 2009 and for the period from September 2, 2008 (date of inception) to September 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 8,973	$ 9,374
Advances from related parties	30,044	25,348

Total Current Liabilities	39,017	34,722

STOCKHOLDER’S DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	36,250	23,200
Deficit accumulated during the pre-exploration stage	(86,767)	(69,422)

Total Stockholder’s Deficiency	(39,017)	(34,722)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2010 and September 30, 2009 and for the period from September 2, 2008 (date of inception) to September 30, 2010

(Unaudited)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	From inception (September 2, 2008) to September 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	-	1,288	2,775	3,862	14,210
Edgarizing	-	262	525	1,470	2,363
Exploration costs	-	-	-	-	6,077
Filing fees	-	464	-	680	680
Impairment of mineral claim acquisition cost	-	-	-	-	5,000
Incorporation costs	-	-	-	-	804
Legal	-	-	-	15,000	20,000
Management fees	3,000	3,000	9,000	9,000	25,000
Office	40	134	176	240	564
Rent	900	900	2,700	2,700	7,500
Telephone	450	450	1,350	1,350	3,750
Transfer agent fees	819	-	819	-	819

NET LOSS	$ (5,209)	$ (6,498)	$ (17,345)	$ (34,302)	$ (86,767)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010 and September 30, 2009 and for the period from September 2, 2008 (date of inception) to September 30, 2010

(Unaudited)

	For the nine months ended Sept. 30, 2010	For the nine months ended Sept. 30, 2009	From inception (Sept. 2, 2008) to Sept. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (17,345)	$ (34,302)	$ (86,767)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	13,050	13,050	36,250
Changes in accounts payable	(401)	1,934	8,973

Net cash (used) in operations	(4,696)	(19,318)	(41,544)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	4,696	19,318	30,044
Proceeds from issuance of common stock	-	-	11,500

Net cash provided by financing operations	4,696	19,318	41,544

CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ 13,050	$ 13,050	$ 36,250

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

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
September 30, 2010

(Unaudited)

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

On September 30, 2010, the Company had a net operating loss carry forward of $86,767 for income tax purposes.  The tax benefit of approximately $26,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will begin to expire in 2028.

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
September 30, 2010

(Unaudited)

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
September 30, 2010

(Unaudited)

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

Reclassification

Certain of the prior period’s figures have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

The Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000.   In addition, the Company has undertaken a sampling program on the Kaikoura Gold Mine at a cost of $5,000.  The claim, under New Zealand mineral law, remains in good standing until October 14, 2011.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.
.

CANTERBURY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2010, officer-directors and their families have acquired 50% of the common capital stock issued, have made advances of $30,044, and have made contributions to capital in the form of noncash expenses in the amount of $36,250.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, and equity funding, which will enable the Company to operate for the coming year.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to November 10, 2010 which is the date the financial statements were issued.

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

Our plan is to conduct Phase I of our exploration program on the Kaikoura Property in the fourth quarter of 2010.  However, we will require additional financing in order to proceed with Phase I of our exploration program on the Kaikoura Property.  If we are able to raise financing, of which there is no assurance, our plan for the Kaikoura Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status

Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$16,013 ($21,936 NZD)	To be implemented in the fourth quarter of 2010.

Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$32,193 ($44,100 NZD)	To be determined based on the results of Phase I of our exploration program.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	10,500

Mineral Property Exploration Expenses	16,013

Other General and Administrative Expenses	10,000

TOTAL	$36,513

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at September 30, 2010, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Percentage Increase / (Decrease)	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009	Percentage Increase / (Decrease)

Revenue	$ Nil	$ Nil	n/a	$ Nil	$ N il	n/a

Expenses	(5,209)	(6,498)	(19.8)%	(17,345)	(34,302)	(49.4)%

Net Loss	$(5,209)	$(6,498)	(19.8)%	$ (17,345)	$(34,302)	(49.4)%

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

Expenses

Our expenses for the three and nine months ended September 30, 2010 and September 30, 2009 consisted of the following:

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Percentage Increase / (Decrease)	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009	Percentage Increase / (Decrease)

Accounting and audit	$ -	$1,288	(100)%	$2,775	$3,862	(28.1)%
Edgarizing	-	262	(100)%	525	1,470	(64.3)%
Filing fees	-	464	(100)%	-	680	(100)%
Legal	-	-	n/a	-	15,000	(100)%
Management fees	3,000	3,000	0.0%	9,000	9,000	0.0%
Office	40	134	(70.1)%	176	240	(26.7)%
Rent	900	900	0.0%	2,700	2,700	0.0%
Telephone	450	450	0.0%	1,350	1,350	0.0%
Transfer agent fees	819	-	100%	819	-	100%

Net loss	$ 5,209	$ 6,498	(19.8)%	$ 17,345	$ 34,302	(49.4)%

Our expenses during the three and nine months ended September 30, 2010 primarily consisted of accounting and audit expenses, legal, rent, telephone and management fees.

Accounting and audit expenses during the nine months ended September 30, 2010 primarily relate to meeting our reporting obligations on the Exchange Act.

Exploration expenses during the period from inception on September 2, 2008 to September 30, 2010 primarily relate to the costs associated with our acquisition of the Kaikoura Property and our initial sampling program on the Kaikoura Property.

We accrue a management fee expense of $1,000 per month, a rent expense $300 per month and a telephone expense of $150 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to Mr. Wetherall for these accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at September 30, 2010	As at December 31, 2009	Percentage Increase / (Decrease)

Current Assets	$ -	$ -	n/a
Current Liabilities	(39,017)	(34,722)	12.4%
Working Capital Deficit	$ (39,017)	$ (34,722)	12.4%

Cash Flows
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Cash Flows Used In Operating Activities	$ (4,696)	$ (19,318)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	4,696	19,318

Increase (Decrease) In Cash During Period	$ -	$ -

As of September 30, 2010, we had no cash on hand.  We have incurred a cumulative net loss of $86,767 for the period from the date of our inception on September 2, 2008 to September 30, 2010 and have not attained profitable operations to date. Our working capital deficit increased from $34,722, as at December 31, 2009, to $39,017, as at September 30, 2010, primarily as a result of the fact that our sole source of financing was in the form of advances from our sole executive officer of $4,696 during the nine months ended September 30, 2010.

Future Financings

We currently do not have sufficient financial resources to meet the anticipated costs of our future expenses and to complete our exploration program for the Kaikoura Property.  Accordingly, we will need to obtain financing in order to complete our plan of operation and to meet our current obligations as they come due.

There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on advances from our sole executive officer and director; however, there are no assurances that our sole executive officer or director will provide us with any additional funds if and when needed.

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

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at September 30, 2010, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

We have no known mineral reserves.

We are in the initial phase of our exploration program for the Kaikoura Property.  It is unknown whether this property contains viable mineral reserves.  If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we have insufficient capital resources or because it is not economically feasible to do it, we may have to cease operations and our shareholders may lose their investment.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our property our production capabilities will be subject to further risks and uncertainties including:

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

CANTERBURY RESOURCES, INC.

Date:	November 10, 2010	By:	“BRUCE A. WETHERALL”
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)