Form 10-K
period 2010-12-31
Canterbury Resources, Inc.
filed 2011-03-30
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [X] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $50,000 as of June 30, 2010, based on the registered resale of securities on Form S-1/A effective June 3, 2009 at a price of $0.01 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 24, 2011, the Registrant had 11,500,000 shares of common stock outstanding.

CANTERBURY RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

As at December 31, 2010, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.   However, we believe that, if our common stock is quoted on the OTC Bulletin Board, of which there is no assurance, our ability to raise additional funds from investors will be enhanced.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

Description of Property

The Kaikoura Property is recorded with the Department of Conservation in New Zealand.  In accordance with the regulations of the Crown Minerals Act, the Kaikoura Property is in good standing until March 16, 2012.

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

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$21,936 NZD (approximately $15,910)	To be implement in the second quarter of 2011.
Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$44,100 NZD (approximately $31,984)	To be determined based on the results of Phase I of our exploration program.

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

MARKET INFORMATION

There is currently no public market for our common stock.  We anticipate making an application for quotation of our common stock on the OTC Bulletin Board.  However, we can provide no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

HOLDERS OF OUR COMMON STOCK

As of March 24, 2011, there were 38 registered holders of record of our common stock.

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

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain financing, we intend to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possesses mineral reserves capable of commercial extraction.  Our exploration program is designed to explore for commercially viable deposits of gold mineralization.  We have not, nor has any predecessor, identified any commercially exploitable reserves of gold on the Kaikoura Property.

Our plan is to conduct Phase I of our exploration program on the Kaikoura Property in the second quarter of 2011.  We anticipate that Phase I of our exploration program will involve geological mapping and magnetic and electromagnetic surveying on main showings and on the Kaikoura Property.  However, we will require additional financing in order to proceed with Phase I of our exploration program on the Kaikoura Property.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	10,500
Mineral Property Exploration Expenses	15,910
Other General and Administrative Expenses	10,000

TOTAL	$36,410

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at December 31, 2010, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended December 31, 2010	Year Ended December 31, 2009	Percentage Increase / (Decrease)
Revenue	$ -	$ -	n/a
Expenses	(24,219)	(47,817)	(49.4)%
Net Loss	$ (24,219)	$ (47,817)	(49.4)%

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

Expenses

The major components of our expenses for the years ended December 31, 2010 and 2009 are outlined in the table below:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Percentage Increase / (Decrease)

Accounting and Audit	$ 4,162	$ 7,623	(45.4)%
Edgarizing	787	1,838	(57.2)%
Filing Fees	100	680	(85.3)%
Legal	5,000	20,000	(75.0)%
Management Fees	9,000	12,000	(25.0)%
Office	301	276	9.1%
Rent	2,700	3,600	(25.0)%
Telephone	1,350	1,800	(25.0)%
Transfer agent fees	819	-	100%

Total Expenses	$ 24,219	$ 47,817	(49.4)%

Our expenses during our fiscal year ended December 31, 2010 primarily consisted of accounting and audit expenses, legal expenses and management fees.

Legal and accounting and audit expenses during our fiscal year ended December 31, 2010 primarily relate to the preparation and filing of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q as well as complying with our ongoing reporting requirements under the Exchange Act.

We accrued a management fee expense of $1,000 per month, a rent expense $300 per month and a telephone expense of $150 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses up until September 30, 2010.  We have ceased to accrue management fees, rent and telephone for the fourth quarter of fiscal 2010 and will not use this accounting practice in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at December 31, 2010	As at December 31, 2009	Percentage Increase / (Decrease)
Current Assets	$ -	$ -	n/a
Current Liabilities	(45,891)	(34,722)	32.2%
Working Capital Deficit	$ (45,891)	$ (34,722)	32.2%

Cash Flows
	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash Flows used in Operating Activities	$ (10,337)	$ (24,855)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	10,337	24,855
Net Increase in Cash During Period	$ -	$ -

As of December 31, 2010, we had no cash on hand.  We have incurred a cumulative net loss of $93,641 for the period from the date of our inception on September 2, 2008 to December 31, 2010 and have not attained profitable operations to date. Our working capital deficit increased from $34,722, as at December 31, 2009, to $45,891, as at December 31, 2010, primarily as a result of: (i) an increase in accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) the fact that we received advances from our sole executive officer of $10,337 during our fiscal year ended December 31, 2010.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carry costs may not be recoverable.  Mineral exploration costs are expensed when incurred.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Madsen & Associates, CPA’s Inc.);

2.	Balance Sheets as at December 31, 2010 and 2009;

3.	Statements of Operations for the years ended December 31, 2010 and 2009, and for the period from inception on September 2, 2008 to December 31, 2010;

4.	Statement of Stockholders’ Deficiency for the period from inception on September 2, 2008 to December 31,2010;

5.	Statements of Cash Flows for the years ended December 31, 2010 and 2009, and for the period from inception on September 2, 2008 to December 31, 2010

6.	Notes to Financial Statements.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our principal independent accountant.

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of December 31, 2010, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Our independent accountants have stated in their report dated February 18, 2011 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

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

Our sole executive officer and director does not have any formal training as a geologist and does not have training on the technical and managerial aspects of managing a mineral exploration company.  Mr. Wetherall has not had any prior managerial and consulting positions in the mineral exploration industry.  Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company.  We do not have any employees who have professional training or experience in the mining industry.  We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009.  If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our officers or directors, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We have not paid any compensation to our sole executive officer and director during the fiscal years ended December 31, 2010 and 2009.  Previously, we accrued a management fee expense of $1,000 per month, but this accounting practice was discontinued during the fourth quarter of fiscal 2010.

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

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2011.  As of March 24, 2011, there were 11,500,000 shares of our common stock issued and outstanding.

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

As at December 31, 2010, we were indebted to our sole executive officer and director, Bruce A. Wetherall, in the principal amount of $35,685.  The advances bear no interest and are due on demand.

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

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$5,100	$4,000
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$5,100	$4,000

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Assignment Agreement dated October 3, 2008 between Plymouth Enterprises and Canterbury Resources, Inc.(1)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:	March 28, 2011	By:	BRUCE A. WETHERALL
BRUCE A. WETHERALL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2011	By:	BRUCE A. WETHERALL
BRUCE A. WETHERALL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Canterbury Resources, Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Canterbury Resources, Inc. (A Pre-exploration stage company) (The Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from September 2, 2008 (date of inception) to December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Resources, Inc. (a Pre-Exploration Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the tw-year period ended December 31, 2010, and the period from September 2, 2008 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah

February 18, 2011

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 10,206	$ 9,374
Advances from related parties	35,685	25,348

Total Current Liabilities	45,891	34,722

STOCKHOLDERS’ DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	36,250	23,200
Deficit accumulated during the pre-exploration stage	(93,641)	(69,422)

Total Stockholders’ Deficiency	(45,891)	(34,722)

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended December 31, 2010 and 2009 and for the period from September 2, 2008 (date of inception) to December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	From inception (September 2, 2008) to December 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	4,162	7,623	15,597
Edgarizing	787	1,838	2,625
Exploration expenses	-	-	6,077
Filing fees	100	680	780
Impairment of mineral claim acquisition	-	-	5,000
Incorporation costs	-	-	804
Legal	5,000	20,000	25,000
Management fees	9,000	12,000	25,000
Office	301	276	689
Rent	2,700	3,600	7,500
Telephone	1,350	1,800	3,750
Transfer agent fees	819	-	819

NET LOSS FROM OPERATIONS	$ (24,219)	$ (47,817)	$ (93,641)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	11,500,000	11,500,000

The accompanying notes are an integral part of these financial statements.

CANTERBURY RESOURCES, INC.
 (A Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Period September 2, 2008 (date of inception) to December 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 2, 2008	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – December 30, 2008	11,500,000	11,500	-	-

Capital contributions – expenses	- -	-	5,800	-

Net operating loss for the period September 2, 2008 ( date of inception) to December 31, 2008	-	-	-	(21,605)

Balance as at December 31, 2008	11,500,000	11,500	5,800	(21,605)
Capital contributions – expenses	-	-	17,400
Net operating loss for the year ended December 31, 2009	-	-	-	(47,817)

Balance as at December 31, 2009	11,500,000	11,500	23,200	(69,422)
Capital contributions – expenses	-	-	13,050
Net operating loss for the year ended December 31, 2010	-	-	-	(24,219)

Balance as at December 31, 2010	11,500,000	$ 11,500	$ 36,250	$ (93,641)

The accompanying notes are an integral part of these financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2010 and 2009 and for the period from September 2, 2008 (date of inception) to December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	From inception (September 2, 2008) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (24,219)	$ (47,817)	$ (93,641)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	13,050	17,400	36,250
Changes in accounts payable	832	5,562	10,206

Net Cash (Used) in Operations	(10,337)	(24,855)	(47,185)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advance from related party	10,337	24,855	35,685
Proceeds from issuance of common stock	-	-	11,500

Net Cash from financing operations	10,337	24,855	47,185

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ 13,050	$ 17,400	$ 36,250

The accompanying notes are an integral part of these financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

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
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2008	21,605	2028	6,481	(6,481)	-

2009	47,817	2029	14,345	(14,345)	-

2010	$ 24,219	2030	7,266	(7,266)	-

	$ 93,641		$ 28,092	$ (28,092)	$ -

The total valuation allowance as of December 31, 2010 was $(28,092) which increased by $(7,266) for the reported period.

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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

The Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000. In addition, the Company undertook a sampling program on the Kaikoura Gold Mine at a cost of $5,000.  The claim, under New Zealand law, is in good standing until March 16, 2012.

.
The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The sole director has acquired 57% of the common stock issued, has made no interest, demand advances to the Company of $35,685, and has made contributions to capital of $36,250 in the form of expenses paid for the Company.

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