Form 10-Q
period 2011-03-31
Canterbury Resources, Inc.
filed 2011-05-16
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of April 30, 2011, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (a pre-exploration stage company) (the “Company”) at March 31, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three months ended March 31, 2011 and 2010 and from September 2, 2008 (date of inception) to March 31, 2011 and the statement of cash flows for the three months ended March 31, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to March 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,842	$ 10,206
Advances from related parties	39,150	35,685

Total Current Liabilities	50,992	45,891

STOCKHOLDERS’ DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	36,250	36,250
Deficit accumulated during the pre-exploration stage	(98,742)	(93,641)

Total Stockholders’ Deficiency	(50,992)	(45,891)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three ended March 31, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to March 31, 2011

(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	From inception (September 2, 2008) to March 31, 2011

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	4,644	1,287	20,241
Edgarizing	392	262	3,017
Exploration costs	-	-	6,077
Filing fees	-	-	780
Impairment loss on mineral claim	-	-	5,000
Incorporation costs	-	-	804
Legal	-	-	25,000
Management fees	-	3,000	25,000
Office	65	58	754
Rent	-	900	7,500
Telephone	-	450	3,750
Transfer agent fees	-	-	819

NET LOSS	$ (5,101)	$ (5,957)	$ (98,742)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to March 31, 2011
(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	From inception (September 2, 2008) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,101)	$ (5,957)	$ (98,742)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim			5,000
Capital contributions – expenses paid by director	-	4,350	36,250
Changes in accounts payable	1,636	(951)	11,842

Net Cash Flows (Used) in Operating Activities	(3,465)	(2,558)	(45,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)

Net Cash Flows (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	3,465	2,558	39,150
Proceeds from issuance of common stock	-	-	11,500
Net Cash Flows Provided by Financing Activities	3,465	2,558	50,650

Net change in cash	-	-	-
Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by director	$ -	$ 4,350	$ 36,250

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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
March 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit rom NOL	Valuation Allowance	Net Tax Benefit

2008	$ 21,605	2028	$ 6,481	$ (6,481)	$ -

2009	47,817	2029	14,345	(14,345)	-

2010	24,219	2030	7,266	(7,266)	-

2011	5,101	2031	1,530	(1,530)	-

	$ 98,742		$ 29,622	$ (29,622)	$ -

The total valuation allowance as of March 31, 2011 was $(29,622) which increased by $(1,530) for the reported period.

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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency.  Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

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

           CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

.
As of March 31, 2009, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the three months ended March 31, 2011, the sole director made advances of $3,465 to the Company.

The sole director has acquired 57% of the common stock issued, has made no interest, demand advances to the Company of $39,150, and has made contributions to capital of $36,250 in the form of expenses paid for the Company.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

(Unaudited)

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

Our plan is to conduct Phase I of our exploration program on the Kaikoura Property in the fourth quarter of 2011.  However, we will require additional financing in order to proceed with Phase I of our exploration program on the Kaikoura Property.  If we are able to raise financing, of which there is no assurance, our plan for the Kaikoura Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status

Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$16,013 ($21,936 NZD)	To be implemented in the fourth quarter of 2011.

Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$32,193 ($44,100 NZD)	To be determined based on the results of Phase I of our exploration program.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	9,564
Mineral Property Exploration Expenses	16,013
Other General and Administrative Expenses	3,500

TOTAL	$29,077

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at March 31, 2011, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months Summary Compared to the Prior Period:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percentage Increase / (Decrease)

Revenue	$ Nil	$ Nil	n/a
Expenses	(5,101)	(5,957)	(14.4)%
Net Loss	$ (5,101)	$ (5,957)	(14.4)%

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

Expenses

Our expenses for the three months ended March 31, 2011 and March 31, 2010 consisted of the following:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Changes in Account Balances

Accounting and audit	$ 4,644	$1,287	Year end audit and accounting fees recognized as an expense in period paid whereas in prior year accrued at year end.
Edgarizing	392	262	General increase in edgarizing fees
Management fees	-	3,000	Change in accounting procedure. No accrual for management fees with offset to Capital in Excess of Par Value as accounted for in prior years.
Office	65	58
Rent	-	900	Change in accounting procedure. No accrual for rent with offset to Capital in Excess of Par Value as accounted for in prior years.
Telephone	-	450	Change in accounting procedure. No accrual for telephone with offset to Capital in Excess of Par Value as accounted for in prior years.

Net loss	$ (5,101)	$ (5,957)

Accounting and audit expenses during the three months ended March 31, 2011 and 2010 primarily relate to meeting our reporting obligations on the Exchange Act.

In prior years, we accrued a management fee expense of $1,000 per month, a rent expense of $300 per month and a telephone expense of $150 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to Mr. Wetherall for these past accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at March 31, 2011	As at March 31, 2010	Percentage Increase / (Decrease)
Current Assets	$ -	$ -	n/a
Current Liabilities	(50,992)	(45,891)	11.1%
Working Capital Deficit	$ (50,992)	$ (45,891)	11.1%

Cash Flows
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows Used In Operating Activities	$ (3,465)	$ (2,558)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	3,465	2,558
Increase (Decrease) In Cash During Period	$ -	$ -

As of March 31, 2011 and 2010, we had no cash on hand.  We have incurred a cumulative net loss of $98,742 for the period from the date of our inception on September 2, 2008 to March 31, 2011 and have not attained profitable operations to date. Our working capital deficit increased from $45,891, as at December 31, 2010, to $50,992, as at March 31, 2011, primarily as a result of the fact that our sole source of financing was in the form of advances from our sole executive officer of $3,465 during the three months ended March 31, 2011.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2011.  We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at March 31, 2011, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

Appointment of Vice-President Finance

On May 15, 2011, we appointed Gordon Brooke as our Vice-President, Finance.

Mr. Gordon Brooke attended Westwood School Secondary School in Paddington, London, England before becoming an articled clerk in 1961 with Roberts White and Company, Chartered Accountants.  In 1967, he continued his articles with FF Sharles & Company, Chartered Accountants, as audit manager and supervisor of audits which entailed general audit, accounting, financial statement presentation for small public companies.  In 1969, Mr. Brooke, qualified as a Chartered Accountant in England and Wales and subsequently immigrated to Canada where he accepted a position with Deloitte, Haskins and Sells, Chartered Accountants.  In 1972, Mr. Brooked began to act as an officer and consultant for various private companies.  Since 2001, Mr. Brooke has worked as a financial consultant for Snack Crafters Inc. where his responsibilities have been to prepare business plans and provide accounting services.  Mr. Brooke also services as Chief Financial Officer, Chief Accounting Officer and a director of Standard Capital Corp., a company engaged in the exploration of mineral properties.

ITEM 6.                      EXHIBITS.
Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Assignment Agreement dated October 3, 2008 between Plymouth Enterprises and Canterbury Resources, Inc.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:	May 15, 2011	By:	“BRUCE A. WETHERALL”
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)