Form 10-Q
period 2011-06-30
Canterbury Resources, Inc.
filed 2011-08-05
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of July 15, 2011, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (a pre-exploration stage company) (the “Company”) at June 30, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three and six months ended June 30, 2011 and 2010 and from September 2, 2008 (date of inception) to June 30, 2011 and the statement of cash flows for the six months ended June 30, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$13,075	$10,206
Advances from related parties	47,194	35,685

Total Current Liabilities	60,269	45,891

STOCKHOLDERS’ DEFICIENCY

Common stock
650,000,000 shares authorized, at $0.001 par value;
11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	36,250	36,250
Deficit accumulated during the pre-exploration stage	(108,019)	(93,641)

Total Stockholders’ Deficiency	(60,269)	(45,891)

	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to June 30, 2011
(Unaudited)

	Three months ended June 30,2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six Months ended June 30, 2010	From inception (Sept. 2, 2008) to June 30, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Professional fees	1,640	1,487	6,284	2,775	21,881
Exploration costs	1,200	-	1,200	-	7,277
Impairment loss on mineral claim	-	-	-	-	5,000
Legal fees	5,000	-	5,000	-	30,000
Management fees	-	3,000	-	6,000	25,000
General and administrative fees	1,437	1,691	1,894	3,361	18,861

NET LOSS	$(9,277)	$(6,178)	$(14,378)	$(12,136)	$(108,019)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to June 30, 2011
(Unaudited)
	For the six months ended June 30, 2011	For the six months ended June 30, 2010	From inception (September 2, 2008) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,378)	$(12,136)	$(108,019)

Adjustments to reconcile net loss to net cash (used) in operating activities:
	-	-	-
Impairment loss on mineral claim			5,000
Capital contributions – expenses paid by director	-	8,700	36,250
Changes to accounts payable	2,869	199	13,075

Net Cash Flows (Used) in Operating Activities	(11,509)	(3,237)	(53,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)

Net Cash Flows (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	11,509	3,237	47,194
Proceeds from issuance of common stock	-	-	11,500
Net Cash Flows Provided by Financing Activities	11,509	3,237	58,694

Net change in cash	-	-	-
Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by director	$-	$8,700	$36,250

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

December 31, 2008	$21,605	2028	$6,481	$(6,481)	$-

December 31, 2009	47,817	2029	14,345	(14,345)	-

December 31, 2010	24,219	2030	7,266	(7,266)	-

June 30, 2011	14,378	2031	4,313	(4,313)	-

	$108,019		$32,405	$(32,405)	$-

The total valuation allowance as of June 30, 2011 was $(32,405) which increased by $(4,313) for the reported period.

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
June 30, 2011
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
June 30, 2011
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

For the six months ended June 30, 2011, the sole director made advances of $11,509 to the Company.

The sole director has acquired 57% of the common stock issued, has made no interest, demand advances to the Company of $47,194, and has made contributions to capital of $36,250 in the form of expenses paid for the Company.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at June 30, 2011, we had no cash on hand.  As such, we currently do not have sufficient financial resources to complete Phase I of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will need to obtain financing in order to complete our plan of operation and meet our current obligations as they come due.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Percentage Increase / (Decrease)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010		Percentage Increase / (Decrease)
Revenue	$-		$-		-	$-	$-		$-
Expenses	(9,277)		(6,178)		50.2%	(14,378)	(12,136)		18.5%
Net Loss	$(9,277	)()	$(6,178	)()	50.2%	$(14,378)	$(12,136	)()	18.5%

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

Expenses

Our expenses for the three and six months ended June 30, 2011 and June 30, 2010 consisted of the following:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percentage Increase / (Decrease)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percentage Increase / (Decrease)
Accounting and audit	$1,640	$1,487	10.3%	$6,284	$2,775	126.5%
Edgarizing	392	262	49.6%	784	525	49.3%
Exploration	1,200	-	n/a	1,200	-	n/a
Filing fees	1,000	-	n/a	1,000	-	n/a
Legal	5,000	-	n/a	5,000	-	n/a
Management fees	-	3,000	(100)%	-	6,000	(100)%
Office	45	79	(43.0)%	110	136	(19.1)%
Rent	-	900	(100)%	-	1,800	(100)%
Telephone	-	450	(100)%	-	900	(100)%
Net Loss	$9,277	$6,178	50.2%	$14,378	$12,136	18.5%

Accounting and audit expenses during the three and six months ended June 30, 2011 and 2010 primarily relate to meeting our reporting obligations on the Exchange Act.

Exploration expenses during the three and six months ended June 30, 2011 relate to fees paid to maintain our Kaikoura Property in good standing.

Filing fees were incurred in connection with our initial XBRL filing.

Legal expenses primarily relate to the preparation of our Quarterly Reports and Annual Reports in connection with meeting our reporting obligations under the Exchange Act.

In prior years, we accrued a management fee expense of $1,000 per month, a rent expense of $300 per month and a telephone expense of $150 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to Mr. Wetherall for these past accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	As at June 30, 2011	As at December 31, 2010	Percentage Increase / (Decrease)
Current Assets	$-	$-	n/a
Current Liabilities	(60,269)	(45,891)	31.3%
Working Capital Deficit	$(60,269)	$(45,891)	31.3%

Cash Flows

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash Flows Used In Operating Activities	$(11,509)	$(3,237)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	11,509	3,237
Increase (Decrease) In Cash During Period	$-	$-

As of June 30, 2011 and December 31, 2010, we had no cash on hand.  We have incurred a cumulative net loss of $108,019 for the period from the date of our inception on September 2, 2008 to June 30, 2011 and have not attained profitable operations to date. Our working capital deficit increased from $45,891, as at December 31, 2010, to $60,269, as at June 30, 2011, primarily as a result of the fact that our sole source of financing was in the form of advances from our sole executive officer of $11,509 during the six months ended June 30, 2011.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at June 30, 2011, we had no cash on hand.  Our current operating funds are insufficient to meet the anticipated costs of Phase I of our exploration program on the Kaikoura Property.  Accordingly, we will need to obtain financing in order to implement Phase I of our exploration program.  There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

Bruce A. Wetherall, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, Treasurer and sole director, currently owns 57% of our issued and outstanding shares. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Wetherall is able to control who is elected as a director and thus could act, or could have the power to act, as our management. Since Mr. Wetherall is not simply a passive investor, but is also our sole executive officer and sole director, his interests as an executive officer and director may, at times, be adverse to those of passive investors.  Where those conflicts exist, our shareholders will be dependent upon Mr. Wetherall exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a director. Also, due to his stock ownership position, Mr. Wetherall will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Wetherall to their detriment; and (iii) control over transactions between him and Canterbury.

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

CANTERBURY RESOURCES, INC.

Date:	August 5, 2011	By:	/s/ Bruce A. Wetherall
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)