Form 10-Q
period 2011-09-30
Canterbury Resources, Inc.
filed 2011-11-14
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 31, 2011, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (a pre-exploration stage company) (the “Company”) at September 30, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three and nine months ended September 30, 2011 and 2010 and from September 2, 2008 (date of inception) to September 30, 2011 and the statement of cash flows for the nine months ended September 30, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to September 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$79,236	$-
Total Current Assets	$79,236	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$14,284	$10,206
Advances from related parties	128,040	35,685
Total Current Liabilities	142,324	45,891

STOCKHOLDERS’ DEFICIENCY
Common stock
650,000,000 shares authorized, at $0.001 par value;11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	36,250	36,250
Deficit accumulated during the pre-exploration stage	(110,838)	(93,641)
Total Stockholders’ Deficiency	(63,088)	(45,891)

Total Liabilities and Stockholders’ Deficiency	$79,236	$-

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to September 30, 2011
(Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine Months ended September 30, 2010	From inception (Sept. 2, 2008) to September 30, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional fees	1,640	-	7,924	2,775	23,521
Exploration costs	-	-	1,200	-	7,277
Impairment loss on mineral claim	-	-	-	-	5,000
Legal	-	-	5,000	-	30,000
Management fees	-	3,000	-	9,000	25,000
General and administrative	1,179	2,209	3,073	5,570	20,040
NET LOSS	$(2,819)	$(5,209)	$(17,197)	$(17,345)	$(110,838)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to September 30, 2011
(Unaudited)
	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From inception (September 2, 2008) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,197)	$(17,345)	$(110,838)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by director	-	13,050	36,250
Changes in accounts payable	4,078	(401)	14,284
Net Cash Flows (Used) in Operating Activities	(13,119)	(4,696)	(55,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net Cash Flows (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	92,355	4,696	128,040
Proceeds from issuance of common stock	-	-	11,500
Net Cash Flows Provided by Financing Activities	92,355	4,696	139,540
Net change in cash	79,236	-	79,236
Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$79,236	$-	$79,236

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Capital contributions – expenses paid by director	$-	$13,050	$36,250

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

December 31, 2008	$21,605	2028	$6,481	$(6,481)	$-

December 31, 2009	47,817	2029	14,345	(14,345)	-

December 31, 2010	24,219	2030	7,266	(7,266)	-

September 30, 2011	17,197	2031	5,159	(5,159)	-

	$110,838		$33,251	$(33,251)	$-

The total valuation allowance as of September 30, 2011 was $(33,251) which increased by $(5,159) for the reported period.

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
September 30, 2011
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
September 30, 2011
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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

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

For the nine months ended September 30, 2011, the sole director made advances of $92,355 to the Company.

The sole director has acquired 57% of the common stock issued, has made no interest, demand advances to the Company of $128,040, and has made contributions to capital of $36,250 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On December 30, 2008, Company completed a private placement consisting of 11,500,000 common shares sold to its director and officer at a price of $0.001 per share for a total consideration of $11,500.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim consisting of 93.1 hectares (approximately 230 acres) that we call the “Kaikoura Property.”  The Kaikoura Property is located approximately 44 kilometers (27.5 miles) northwest of Kaikoura, New Zealand.  Our plan is to implement Phase I of our exploration program on the Kaikoura Property in November 2011.

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

PLAN OF OPERATION

We intend to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possessed mineral reserves capable of commercial extraction.  Our exploration program is designed to explore for commercially viable deposits of gold mineralization.  We have not, nor has any predecessor, identified any commercially exploitable reserves of gold on the Kaikoura Property.

In November 2011, we plan to conduct Phase I of our exploration program on the Kaikoura Property.  In order to commence Phase I of our exploration program, we paid $12,751 to our consulting geologist.  To meet our financial commitments over the next twelve months, and undertake Phase II of our exploration program, which we plan to commence in Spring 2012, our sole director has advanced us $80,000.   There is no assurance the results of either Phase I or II will verify there is commercial viable mineralization on the Kaikoura Property.

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I	Geological mapping and magnetic and electromagnetic surveying on main showings and on Kaikoura Property.	$12,751	To be implemented in the fourth quarter of 2011.
Phase II	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$25,635	Subject to results of Phase I, to be implement in Spring 2012.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$9,564
Phase I of exploration program	12,751
Phase II of exploration program	25,635
Other General and Administrative Expenses	3,500
Total Expenses	$51,450

As at September 30, 2011, we had cash of $79,236 and anticipate incurring approximately $51,450 in expenses over the next twelve months.  Accordingly, we anticipate that we will have excess cash on hand of $27,786 after completing Phase I and, subject to the results, Phase II of our exploration program.  Nevertheless, in the future we will require additional funds to carry on our operations.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Nine Months Summary:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Percentage Increase / (Decrease)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010		Percentage Increase / (Decrease)
Revenue	$Nil		$Nil		n/a	$Nil	$Nil		n/a
Expenses	(2,819)		(5,209)		(45.9)%	(17,197)	(17,345)		(0.9)%
Net Loss	$(2,819	)()	$(5,209	)()	(45.9)%	$(17,197)	$(17,345	)()	(0.9)%

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

Expenses

Our expenses for the three and nine months ended September 30, 2011 and September 30, 2010 consisted of the following:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Percentage Increase / (Decrease)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010		Percentage Increase / (Decrease)
Accounting and audit	$1,640		$-		100%	$7,924	$2,775		185.5%
Edgarizing	369		-		100%	1,153	525		119.6%
Exploration	-		-		n/a	1,200	-		100%
Filing fees	764		-		100%	1,764	-		100%
Legal	-		-		n/a	5,000	-		100%
Management fees	-		3,000		(100)%	-	9,000		(100)%
Office	46		40		15.0%	156	176		(11.4)%
Rent	-		900		(100)%	-	2,700		(100)%
Telephone	-		450		(100)%	-	1,350		(100)%
Transfer Agent Fees	-		819		(100)%	-	819		(100)%
Net Loss	$2,819	()	$5,209	()	(45.9)%	$17,197	$17,345	()	(0.9)%

Accounting and audit expenses during the three and nine months ended September 30, 2011 and 2010 primarily relate to meeting our reporting obligations on the Exchange Act.  Accounting and audit expenses during the nine months ended September 30, 2011 increased as all audit fees for the fiscal 2010 audit were incurred subsequent to the end of fiscal 2010; whereas, a portion of the audit work for the fiscal 2009 audit was undertaken prior to the year end.

Egarizing and filing fees primarily relate to the costs of edgarizing and comply with the XBRL filing requirements.

Exploration expenses during the nine months ended September 30, 2011 relate to maintaining our Kaikoura Properyt in good standing.

Legal fees relate to the preparation and review of our quarterly reports on Form 10-Q and annual report on Form 10-K.

The decrease in management fees, rent expense and telephone expense is due to the fact that we previously accrued a management fee expense of $1,000 per month, a rent expense of $300 per month and a telephone expense of $450 per month.

We anticipate that our operating expenses will significantly increase as we undertake our exploration program on the Kaikoura Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at September 30, 2011	As at December 31, 2010	Percentage Increase / (Decrease)
Current Assets	$79,236	$-	100.0%
Current Liabilities	(142,324)	(45,891)	210.1%
Working Capital Deficit	$(63,088)	$(45,891)	37.5%

Cash Flows

	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010
Cash Flows Used In Operating Activities	$(13,119)	$(4,696)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	92,355	4,696
Increase In Cash During Period	$79,236	$-

As of September 30, 2011 we had cash of $79,236 compared to no cash on  hand as at December 31, 2010.  We have incurred a cumulative net loss of $110,838 for the period from the date of our inception on September 2, 2008 to September 30, 2011 and have not attained profitable operations to date. Our working capital deficit increased from $45,891, as at December 31, 2010, to $63,088, as at September 30, 2011, primarily as a result of the fact that our sole source of financing was in the form of advances from our sole executive officer of $92,355 during the nine months ended September 30, 2011.

Future Financings

Presently we have sufficient funds to undertake Phases I and II of our exploration program and to meet out outstanding obligations over the next twelve months.   If either Phase I or II obtain favorable results during our exploration program, it is our intention to raise additional funds, as warranted, to further explore the Kaikoura Property.  Accordingly, we will need to obtain financing in order to complete future exploration and to meet our future obligations as they come due.

There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on advances from our sole executive officer and director; however, there are no assurances that our sole executive officer or director will provide us with any additional funds if and when needed in the future.

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at September 30, 2011, we had cash of $79,236.  Our current operating funds are adequate to meet the expected cost of Phases I and II of our exploration program and on on-going administration expenditures for the next twelve months.  In the event that our exploration program is successful, of which there is no assurance, we will require additional financing in order to implement any further exploration program.  During the next year we will need to obtain financing in order to implement any further exploration program if recommended to us by our geologist.   There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

CANTERBURY RESOURCES, INC.

Date:	November 12, 2011	By:	/s/Bruce A. Wetherall
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)