Form 10-K
period 2011-12-31
Canterbury Resources, Inc.
filed 2012-03-29
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [X] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $50,000 as of June 30, 2011, based on the registered resale of securities on Form S-1/A effective June 3, 2009 at a price of $0.01 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 27, 2012, the Registrant had 11,500,000 shares of common stock outstanding.

CANTERBURY RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

We are a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim consisting of 93.1 hectares (approximately 230 acres) that we call the “Kaikoura Property.”  The Kaikoura Property is located approximately 44 kilometers (27.5 miles) northwest of Kaikoura, New Zealand.  Our plan is to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possesses commercially extractable deposits of gold.

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

COMPETITION

We are a pre-exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral properties of merit, on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

EMPLOYEES

As of the date of this Annual Report, we have no employees other than our executive officers and sole director.  We conduct our business largely through consultants.

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

There is no assurance that we will be able to obtain additional financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

Because our executive officers and sole director do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officers and sole director do not have any formal training as a geologist and do not have training in the technical aspects of managing a mineral exploration company.  As such, we rely on independent geological consultants to make recommendations to us on work programs on our mineral property. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

Even with being quoted on the OTC Bulletin Board, a market may not develop for our shock and our stockholders may be unable to sell their shares.

Even though we have recently commenced quotation on the OTC Bulletin Board (“OTCBB”) we can provide no assurance that a market will develop whereby our stockholders can sell their shares.  In other words there may be no one wishing to purchase shares in our Company and our stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.  Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

1.
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

2.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

3.	contains a toll-free telephone number for inquiries on disciplinary actions;

4.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

5.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

Description of Property

The Kaikoura Property is recorded with the Department of Conservation in New Zealand.  In accordance with the regulations of the Crown Minerals Act, the Kaikoura Property is in good standing until March 16, 2013.

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

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I	Geological mapping and sampling on main showings and on Kaikoura Property.	$12,751 (Paid)	Commenced in November 2011.
Phase 2	Geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.	$44,100 NZD (approximately $34,998)	To be determined based on the results of Phase I of our exploration program.

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

In November 2011, we commenced our geological mapping and sampling program on the Kaikoura Property and anticipate on receiving the results in the second quarter of 2012.

ITEM 3.          LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock commenced quotation on OTCBB under the symbol (“CTBX”) on February 22, 2012.  Prior to this date, no public market existed for our common stock.

HOLDERS OF OUR COMMON STOCK

As of March 27, 2012, there were 38 registered holders of record of our common stock.

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

In late 2011, we commenced Phase I of our exploration program on the Kaikoura Property an anticipate on receiving the results in the second quarter of 2012.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	10,500
Mineral Property Exploration Expenses	34,998
Other General and Administrative Expenses	10,000
TOTAL	$55,498

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at December 31, 2011, we had cash on hand of $64,360.  As such, we currently have sufficient financial resources to complete Phase Il of the Kaikoura Property and to meet the costs of our general and administrative expenses.  Accordingly, we will not need to obtain financing at the present time.  However we may need financing in the future.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended December 31, 2011	Year Ended December 31, 2010	Percentage Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(33,351)	(24,219)	37.7%
Net Loss	$(33,351)	$(24,219)	37.7%

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

Expenses

The major components of our expenses for the years ended December 31, 2011 and 2010 are outlined in the table below:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Percentage Increase / (Decrease)
Accounting and Audit	$9,564	$4,162	129.8%
Edgarizing	1,546	787	100.3%
Exploration expense	13,951	-	100.0%
Filing Fees	3,089	100	298.9%
Legal	5,000	5,000	0%
Management Fees	-	9,000	(100.0)%
Office	201	301	(33.2)%
Rent	-	2,700	(100.0)%
Telephone	-	1,350	(100.0)%
Transfer agent fees	-	819	(100.0)%
Total Expenses	$33,351	$24,219	37.7%

Our expenses during our fiscal year ended December 31, 2011 primarily consisted of accounting and audit expenses, edgarizing expenses, legal expenses and exploration expenses.

Legal and accounting and audit expenses during our fiscal year ended December 31, 2011 primarily relate to the preparation and filing of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q as well as complying with our ongoing reporting requirements under the Exchange Act.

In the previous year, we accrued a management fee expense of $1,000 per month, a rent expense $300 per month and a telephone expense of $150 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses up until September 30, 2010.  We have ceased to accrue management fees, rent and telephone for the fourth quarter of fiscal 2010 and will not use this accounting practice in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at December 31, 2011	As at December 31, 2010	Percentage Increase / (Decrease)
Current Assets	$64,360	$-	n/a
Current Liabilities	(143,602)	(45,891)	212.9%
Working Capital Deficit	$(79,242)	$(45,891)	212.9%

Cash Flows
	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash Flows used in Operating Activities	$(28,041)	$(10,337)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	92,401	10,337
Net Increase in Cash During Period	$64,360	$-

As of December 31, 2011, we had no cash on hand.  We have incurred a cumulative net loss of $126,992 for the period from the date of our inception on September 2, 2008 to December 31, 2011 and have not attained profitable operations to date. Our working capital deficit increased from $45,891, as at December 31, 2010, to $79,242, as at December 31, 2011, primarily as a result of: (i) an increase in accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) the fact that we received advances from our sole executive officer of $92,401 during our fiscal year ended December 31, 2011.

Financing Requirements

We currently have sufficient financial resources to meet the anticipated costs of our future expenses and to complete our exploration program for the Kaikoura Property.  In the event that we wish to conduct future exploration work on the Kaikoura Property, we will need to obtain additional financing.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Madsen & Associates CPA’s, Inc.);

2.	Balance Sheets as at December 31, 2011 and 2010;

3.	Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from inception on September 2, 2008 to December 31, 2011;

4.	Statement of Stockholders’ Deficiency for the period from inception on September 2, 2008 to December 31,2011;

5.	Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from inception on September 2, 2008 to December 31, 2011

6.	Notes to Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our principal independent accountant.

ITEM 9A.       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of December 31, 2011, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Our independent accountants have stated in their report dated March 19, 2012 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and positions of our executive officers and sole director as of the date hereof.

Name	Age	Positions
Bruce A. Wetherall	68	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, Treasurer and Director
B. Gordon Brooke	68	Vice President, Finance

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

B. Gordon Brooke has been our Vice-President, Finance since May 15, 2011.  Mr. Brooke has an extensive accounting background, which has included being a Chartered Accountant at FF Sharles & Company, Chartered Accountants, and Deloitte, Haskens and Sells, Chartered Accountants, from the late 1960s to early 1970s.  Since 2001, Mr. Brooke has been a financial consultant for Snack Crafters Inc.  His responsibilities include preparing business plans, serving as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting in its reorganization and restructuring.  Mr. Brooke has also served as a director on various public companies, including Patterson Brooke Resources Inc. and Standard Capital Corporation.

Our executive officers and sole director do not have any formal training as geologists and do not have training on the technical and managerial aspects of managing a mineral exploration company.  Mr. Wetherall has not had any prior managerial and consulting positions in the mineral exploration industry whereas Mr. Brooke was a director of Patterson Brooke Resources Inc. and Standard Capital Corporation, both companies involved in mineral exploration. Mr. Brooke’s function in both these companies was one of administration and was not involved in the exploration of their properties.   Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company.  We do not have any employees who have professional training or experience in the mining industry.  We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our executive officers and sole director.

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

TERMS OF OFFICE

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and sole director which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009.  If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our officers or directors, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Bruce Wetherall CEO, CFO, President and Secretary	None	None	None
B. Gordon Brooke Vice-President, Finance	One	One	None

ITEM 11.                      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We have not paid any compensation to our executive officers and sole director during the fiscal years ended December 31, 2011 and 2010.  Previously, we accrued a management fee expense of $1,000 per month, but this accounting practice was discontinued during the fourth quarter of fiscal 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have any stock options outstanding.  No stock options or stock appreciation rights under any stock incentive plans were granted to our officers or sole director since our inception.

EMPLOYMENT CONTRACTS

We do not have an employment contract with our executive officers and sole director.  We also do not have any termination of employment or change-in-control arrangements with our sole executive officer and sole director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 27, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Bruce A. Wetherall Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, Treasurer and Director	6,500,000 (Direct)	56.5%

Common Stock	B. Gordon Brooke Vice President	Nil	0.0%
5% SHAREHOLDERS
Common Stock	Bruce A. Wetherall Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, Treasurer and Director 69 Stanley Point Road Devonport, Auckland New Zealand 0624	6,500,000 (Direct)	56.5%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the

(2)
percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 27, 2012.  As of March 27, 2012, there were 11,500,000 shares of our common stock issued and outstanding.

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

As at December 31, 2011, we were indebted to our sole executive officer and director, Bruce A. Wetherall, in the principal amount of $128,086.  The advances bear no interest and are due on demand.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As Mr. Wetherall is our sole executive officer and director, we have determined that Mr. Wetherall is not an independent director as defined under NASDAQ Rule 5605(a)(2).

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

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$5,700	$5,100
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$5,700	$5,100

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Assignment Agreement dated October 3, 2008 between Plymouth Enterprises and Canterbury Resources, Inc.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:	March 28, 2012	By:	/s/ Bruce A. Wetherall
BRUCE A. WETHERALL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2012	By:	/s/ Bruce A. Wetherall
BRUCE A. WETHERALL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Canterbury Resources, Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Canterbury Resources, Inc. (A Pre-exploration stage company) (The Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period from September 2, 2008 (date of inception) to December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Resources, Inc. (a Pre-Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the period from September 2, 2008 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
Murray, Utah

March 19, 2012

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash	$64,360	$-

Total Current Assets	$64,360	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$15,516	$10,206
Advances from related parties	128,086	35,685

Total Current Liabilities	143,602	45,891

STOCKHOLDERS’ DEFICIENCY

Common stock 650,000,000 shares authorized, at $0.001 par value; 11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	36,250	36,250
Deficit accumulated during the pre-exploration stage	(126,992)	(93,641)

Total Stockholders’ Deficiency	(79,242)	(45,891)

	$64,360	$-

The accompanying notes are an integral part of these financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended December 31, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to December 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	From inception (September 2, 2008) to December 31, 2011

REVENUES	$-	$-	$-

EXPENSES
Exploration	13,951	-	20,028
Impairment of mineral claim acquisition	-	-	5,000
Legal	5,000	5,000	30,000
Professional fees	9,564	4,162	25,161
General and administration	4,836	15,057	46,803

NET LOSS	$(33,351)	$(24,219)	$(126,992)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	11,500,000	11,500,000

The accompanying notes are an integral part of these financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Period September 2, 2008 (date of inception) to December 31, 2011

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance September 2, 2008	-	$-	$-	$-	$-

Issuance of common shares for cash at $.001 – December 30, 2008	11,500,000	11,500	-	-	11,500

Capital contributions – expenses	-	-	5,800	-	5,800

Net loss for the period September 2, 2008 (date of inception) to December 31, 2008	-	-	-	(21,605)	(21,605)

Balance as at December 31, 2008	11,500,000	11,500	5,800	(21,605)	(4,305)
Capital contributions – expenses	-	-	17,400		17,400
Net loss for the year ended December 31, 2009	-	-	-	(47,817)	(47,817)

Balance as at December 31, 2009	11,500,000	11,500	23,200	(69,422)	(34,722)
Capital contributions – expenses	-	-	13,050		13,050
Net loss for the year ended December 31, 2010	-	-	-	(24,219)	(24,219)

Balance as at December 31, 2010	11,500,000	11,500	36,250	(93,641)	(45,891)
Net loss for the year ended December 31, 2011	-	-	-	(33,351)	(33,351)

Balance as at December 31, 2011	11,500,000	$11,500	$36,250	$(126,992)	$(79,242)

The accompanying notes are an integral part of these financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the years ended December 31, 2011 and 2010 and for the period from September 2, 2008 (date of inception) to December 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	From inception (September 2, 2008) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,351)	$(24,219)	$(126,992)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	-	13,050	36,250
Changes in accounts payable	5,310	832	15,516

Net Cash (Used) in Operations	(28,041)	(10,337)	(75,226)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advance from related party	92,401	10,337	128,086
Proceeds from issuance of common stock	-	-	11,500

Net Cash from financing operations	92,401	10,337	139,586

Net change in cash	64,360	-	64,360

Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$64,360	$-	$64,360

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$-	$13,050	$36,250

The accompanying notes are an integral part of these financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
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

Accounting Method

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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2008	$21,605	2028	$6,481	$(6,481)	-

2009	47,817	2029	14,345	(14,345)	-

2010	24,219	2030	7,266	(7,266)	-

2011	33,351	2031	10,005	(10,005)	-

	$126,992		$38,097	$(38,097)	$-

The total valuation allowance as of December 31, 2011 was $(38,097) which increased by $(10,005) for the year ended December 31, 2011.

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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           MINERAL CLAIM

In 2008, the Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000. The acquisition costs were impaired and expensed.

In addition, the Company undertook a sampling program on the Kaikoura Gold Mine at a cost of $5,000 in 2008 and another sampling program in October 2011 at a cost of $12,751. Also, the Company made a payment of $1,200 on January 26, 2011 to keep the claim in good standing until March 16, 2013.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The sole director has acquired 57% of the common stock issued, has made no interest, demand advances to the Company of $128,086, and has made contributions to capital of $36,250 in the form of expenses paid for the Company.

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