Form 10-Q
period 2012-03-31
Canterbury Resources, Inc.
filed 2012-04-30
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2012

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

 As of April 23, 2012, the Issuer had 11,500,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (a pre-exploration stage company) (the “Company”) at March 31, 2012 (with comparative figures as at December 31, 2011) and the statement of operations for the three months ended March 31, 2012 and 2011 and from September 2, 2008 (date of inception) to March 31, 2012 and the statement of cash flows for the three months ended March 31, 2012 and 2011 and for the period from September 2, 2008 (date of inception) to March 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$61,060	$64,360

Total Current Assets	$61,060	$64,360

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$17,489	$15,516
Advances from related parties	128,242	128,086

Total Current Liabilities	145,731	143,602

STOCKHOLDERS’ DEFICIENCY
Common stock: 650,000,000 shares authorized, at $0.001 par value; 11,500,000 shares issued and outstanding	11,500	11,500
Capital in excess of par value	36,250	36,250
Deficit accumulated during the pre-exploration stage	(132,421)	(126,992)

Total Stockholders’ Deficiency	(84,671)	(79,242)

Total Liabilities and Stockholders' Deficiency	$61,060	$64,360

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three months ended March 31, 2012 and 2011 and for the period from September 2, 2008 (date of inception) to March 31, 2012

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	From inception (Sept. 2, 2008) to March 31, 2012

REVENUES	$-	$-	$-

EXPENSES
Exploration costs	-	-	20,028
Impairment loss on mineral claim	-	-	5,000
Legal	-	-	30,000
Professional fees	4,644	4,644	29,805
General and administration	785	457	47,588

NET LOSS	$(5,429)	$(5,101)	$(132,421)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	11,500,000	11,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012 and 2011 and for the period from September 2, 2008 (date of inception) to March 31, 2012
(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	From inception (September 2, 2008) to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,429)	$(5,101)	$(132,421)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by director	-	-	36,250
Changes in accounts payable	1,973	1,636	17,489
Net Cash Flows (Used) in Operating Activities	(3,456)	(3,465)	(73,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net Cash Flows (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	156	3,465	128,242
Proceeds from issuance of common stock	-	-	11,500
Net Cash Flows Provided by Financing Activities	156	3,465	139,742

Net change in cash	(3,300)	-	61,060
Cash at beginning of period	64,360	-	-

CASH AT END OF PERIOD	$61,060	$-	$61,060

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by director	$-	$-	$36,250

The accompanying notes are an integral part of these unaudited financial statements

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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
March 31, 2012

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

December 31, 2008	$21,605	2028	$6,481	$(6,481)	$-
December 31, 2009	47,817	2029	14,345	(14,345)	-
December 31, 2010	24,219	2030	7,266	(7,266)	-
December 31, 2011	33,351	2031	10,005	(10,005)	-
March 31, 2012	5,429	2032	1,629	(1,629)	-
	$132,421		$39,726	$(39,726)	$-

The total valuation allowance as of March 31, 2012 was $(39,726) which increased by $(1,629) for the reported period.

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
March 31, 2012

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
March 31, 2012

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

3.           ACQUISITION OF MINERAL CLAIM

The Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000. In addition, the Company undertook a sampling program on the Kaikoura Gold Mine at a cost of $5,000.  The claim, under New Zealand law, is in good standing until March 16, 2013.

.
As of March 31, 2009, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the three months ended March 31, 2012, the sole director made advances of $156 to the Company.

The sole director has acquired 57% of the common stock issued, has made no interest, demand advances to the Company of $128,242, and has made contributions to capital of $36,250 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On December 30, 2008, Company completed a private placement consisting of 11,500,000 common shares sold to its director and officer at a price of $0.001 per share for a total consideration of $11,500.

CANTERBURY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

In late 2011, we commenced Phase I of our exploration program on the Kaikoura Property and anticipate on receiving the results in the second quarter of 2012.  In the event that our geological consultant recommends that we commence Phase II of our exploration program, we plan to commence Phase II for a cost of $34,998 ($44,100 NZD), which will involve geochemical surveying and surface sampling in order to identify additional areas of mineralization on the Kaikoura Property.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	10,500
Phase II to be advance in 2012	34,998
Other General and Administrative Expenses	10,000
Total before cash on hand	55,498
Cash on hand – March 31, 2012	61,060
Excess cash on hand	5,562

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.  As at March 31, 2012, we had $61,060 on hand.  These funds will be spent as shown in the above noted schedule.   Nevertheless, in the future we will require additional funds to carry on our operations.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months Summary Compared to the Prior Period:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percentage Increase / (Decrease)
Revenue	$ Nil	$ Nil	n/a
Expenses	(5,429)	(5,101)	6.4%
Net Loss	$(5,429)	$(5,101)	6.4%

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

Expenses

Our expenses for the three months ended March 31, 2012 and March 31, 2011 consisted of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Percentage Increase / Decrease
Accounting and audit	$4,644	$4,644	0.0%
Edgarizing	392	392	0.0%
Office	393	65	504.6%
Net loss	$(5,429)	$(5,101)	6.4%

Accounting and audit expenses during the three months ended March 31, 2012 and 2011 primarily relate to meeting our reporting obligations on the Exchange Act.

Edgarizing expense relates to the edgarizing of our Annual Report on Form 10-K.

We expect that our operating expenses will increase significantly as we implement our plan of operation.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at March 31, 2012	As at December 31, 2011	Percentage Increase / (Decrease)
Current Assets	$61,060	$64,360	(5.1)%
Current Liabilities	(145,731)	(143,602)	1.5%
Working Capital Deficit	$(84,671)	$(79,242)	6.9%

Cash Flows

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash Flows Used In Operating Activities	$(3,456)	$(3,465)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	156	3,465
Increase (Decrease) In Cash During Period	$(3,300)	$-

As of March 31, 2012, we had $61,060 in cash compared to cash of $64,360 as at December 31, 2011, and our working capital deficit increased from $79,242, as at December 31, 2011, to $84,671, as at March 31, 2012.  We have incurred a cumulative net loss of $132,421 for the period from the date of our inception on September 2, 2008 to March 31, 2012 and have not attained profitable operations to date.

Future Financings

Presently, we have adequate financing to undertake Phases I and II and to meet out outstanding obligations over the next twelve months.   If either Phase I or II obtain favorable results during our exploration program it is our intention to raise additional funds, as warranted, to further explore the Kaikoura Property. Accordingly, we will need to obtain financing in order to complete future exploration and to meet our future obligations as they come due.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.  We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at March 31, 2012, we had cash of $61,060.  Our current operating funds are adequate to meet the expected cost of Phase I and II and cover all on-going administration expenditures for the forth coming year.   During the next year we will need to obtain financing in order to implement any further exploration program if recommended to us by our geologist.   There is no assurance that we will be able to obtain such financing.  Our ability to obtain financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.  If we are unable to obtain financing in the amounts and when needed, our business could fail.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Assignment Agreement dated October 3, 2008 between Plymouth Enterprises and Canterbury Resources, Inc.(1)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2).
32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

Note:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009.
(2)	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:	April 30, 2012	By:	/s/ Bruce A. Wetherall
BRUCE A. WETHERALL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)