Form 10-Q
period 2012-06-30
Canterbury Resources, Inc.
filed 2012-08-20
CIK 1453420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(64) 9 445-6338
(Registrant’s telephone number, including area code)

N/A
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
[X] Yes    [   ] No

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
[X] Yes    [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 18, 2012, the Issuer had 11,500,000 Shares of Common Stock outstanding.

CANTERBURY RESOURCES, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on March 29, 2012.

          As used in this Form 10-Q, “we,” “us,” and “our” refer to Canterbury Resources, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

          The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

The accompanying balance sheets of Canterbury Resources, Inc. (a pre-exploration stage company) (the “Company”) at June 30, 2012 (with comparative figures as at December 31, 2011) and the statement of operations for the three and six months ended June 30, 2012 and 2011 and from September 2, 2008 (date of inception) to June 30, 2012 and the statement of cash flows for the six months ended June 30, 2012 and 2011 and for the period from September 2, 2008 (date of inception) to June 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Canterbury” and the “Company” mean Canterbury Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canterbury Resources, Inc.
(Pre-Exploration Stage Company)
Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash	$-	$64,360
Promissory note receivable	530,013	-
Total current assets	530,013	64,360

Total assets	$530,013	$64,360

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities	$29,820	$15,516
Advances from related parties	91,762	128,086
Total current liabilities	121,582	143,602

Total liabilities	121,582	143,602

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock
Common - 650,000,000 shares authorized at $0.001 par value 11,500,000 shares issued and outstanding	11,500	11,500
Common stock to be issued	528,000	-
Additional paid in capital	36,250	36,250
Deficit accumulated during pre-exploration stage	(167,319)	(126,992)

Total stockholders' equity (deficit)	408,431	(79,242)

Total liabilities and stockholders' equity	$530,013	$64,360

The accompanying notes are an integral part of these condensed financial statements.

Canterbury Resources, Inc.
(Pre-Exploration Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2012 and 2011
And for the Period from September 2, 2008 [Inception] to June 30, 2012
(Unaudited)

					Period from
	Three months ended		Six months ended		September 2 2008
	June 30, 2012		June 30,		[Inception] to
	2011	2010	2012	2011	June 30, 2012

Revenues	$-	$-	$-	$-	$-

Expenses
Exploration costs	-	1,200	-	1,200	20,028
General and administrative	2,797	1,437	3,582	1,894	50,385
Impairment loss on mineral claims	-		-		5,000
Legal fees	32,475	5,000	32,475	5,000	62,475
Professionnal fees	1,640	1,640	6,284	6,284	31,445
Total expenses	36,912	9,277	42,341	14,378	169,333

Other income and expenses
Interest income	2,014	-	2,014	-	2,014
	2,014	-	2,014	-	2,014

Net loss	$(34,898)	$(9,277)	$(40,327)	$(14,378)	$(167,319)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of these condensed financial statements.

Canterbury Resources, Inc.
(Pre-Exploration Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
And for the Period from September 2, 2008 [Inception] to June 30, 2012
(Unaudited)

			Period from
	Six months ended		September 2, 2008
	June 30,		[Inception] to
	2012	2011	June 30, 2012

Operating activities
Net loss	$(40,327)	$(14,378)	$(167,319)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Items not affecting cash:
Capital contributions	-	-	36,250
Interest income	(2,013)	-	(2,013)
Changes in:			-
Promissory notes receivable	(528,000)	-	(528,000)
Accounts payable and accrued liabilities	14,304	2,869	29,820
Cash used in operating activities	(556,036)	(11,509)	(631,262)

Cash flows from investing activities	-	-	-

Financing activities
Proceeds from issue of common stock	-	-	11,500
Proceeds from common stock to be issued	528,000	-	528,000
Advances from related parties	(36,324)	11,509	91,762
Cash flows provided by financing activities	491,676	11,509	631,262

Net (decrease) increase in cash	(64,360)	-	-

Cash, beginning of period	64,360	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Canterbury Resources, Inc.
(A Pre-Exploration Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

1.    Basis of presentation

The accompanying unaudited condensed financial statements of Canterbury Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.    Nature of operations and going concern

The Company, Canterbury Resources, Inc., was incorporated under the laws of the State of Nevada on September 2, 2008 with 650,000,000 authorized common shares with a par value of $0.001. The Company was organized for the purpose of acquiring and developing mineral properties. In 2008, the Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000. The acquisition costs were impaired and expensed. The Company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

On May 16, 2012, the Company entered into a binding letter of intent (“LOI”) with Controlled Carbon dba Echo Automotive, LLC. (“Echo”) in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and Echo whereby Echo would exchange all of the issued and outstanding unit of Echo for the issuance for the issuance to the members of Echo of approximately 52,500,000 shares of the Company’s common stock. Echo is a technology company with certain valuable products and intellectual property rights related to a cost-reduction technology for converting fleet vehicles into highly fuel-efficient plug-in hybrids.

The Company and Echo have not yet entered into a definitive agreement.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol CTBX.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2012, the Company had a working capital of $408,431 but had not yet achieved profitable operations, had accumulated losses of $167,319 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3.    Promissory notes receivable

During the six months ended June 30, 2012, Echo issued promissory notes to the Company in the amount of $528,000 in connection with the advance by the Company to Echo of $528,000 (collectively, the “Loan”). In the event that closing as contemplated in the letter of intent between Echo and the Company does not occur, principal plus accrued interest of 5% per annum will be due on the earlier of: (i) receipt by Echo of proceeds from a financing in an amount of no less than $1 million; (ii) upon the occurrence of an event of default or; (iii) change of control of Echo. In the event of the closing, no interest will be payable and this note will become an intercompany note and all rights to any balance owed will be waived.

The funds for said Loan were advanced to the Company under securities purchase agreements for 1,056,000 units at $0.50, each unit consisting of one share of common stock and one warrant.

At June 30, 2012, $528,000 in principal plus accrued interest of $2,014 are included on the balance sheet as notes receivable.

4.    Mineral claim

In 2008, the Company acquired a 100% interest in a mineral claim known as the Kaikoura Gold Mine located about 44 kilometers from the city of Kaikoura in New Zealand from Plymouth Enterprises, an unrelated company, for $5,000. The acquisition costs were impaired and expensed during the year ended December 31, 2009. The claim is in good standing until March 16, 2013.

5.    Significant transactions with related parties

At December 31, 2011, $128,086 in advances was due the former CEO of the Company. During the six months ended June 30, 2012, an additional $156 was advanced for office expenses. On May 22, 2012, the Company repaid $36,481. At June 30, 2012, $91,762 is due to the former CEO and is included in the balance sheet. These advances are non-interest bearing and payable on demand.

6.    Capital stock

The Company was incorporated under the laws of the State of Nevada on September 2, 2008 with 650,000,000 authorized common shares with a par value of $0.001.

During the six months ended June 30, 2012, the Company entered into securities purchase agreements for units of the Company, at $0.50 per unit. Each unit consists of one share of common stock and one warrant. Each warrant will entitle the holder to purchase an additional share of common stock at $0.75 per share for a period of 18 months. At June 30, 2012, these units were not issued and were included as units of common stock to be issued on the balance sheet.

At June 30, 2012, 11,500,000 shares of common stock were issued and outstanding.

Subsequent to June 30, 2012, on July 11, 2012, certain shareholders surrendered, in aggregate, 6,750,000 shares of the Company’s shares of common stock for cancellation.

7.    Proposed merger

On May 16, 2012, the Company entered into a binding letter of intent (“LOI”) with Controlled Carbon dba Echo Automotive, LLC. (“Echo”) in connection with a proposed reverse acquisition transaction between the Company and Echo whereby Echo would exchange all of the issued and outstanding units of Echo for the issuance to the members of Echo of approximately 52,500,000 shares of the Company’s common stock.

As at June 30, 2012, the Company and Echo have not yet entered into a definitive agreement.

8.    Subsequent events

Return of common stock to treasury for cancellation

On July 11, 2012, certain shareholders surrendered, in aggregate, 6,750,000 shares of the Company’s shares of common stock for cancellation.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

We were incorporated on September 2, 2008 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim consisting of 93.1 hectares (approximately 230 acres) that we call the “Kaikoura Property.” The Kaikoura Property is located approximately 44 kilometers (27.5 miles) northwest of Kaikoura, New Zealand. Our initial plan was to conduct mineral exploration activities on the Kaikoura Property in order to assess whether it possesses commercially extractable deposits of gold.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Kaikoura Property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Kaikoura Property, or if such deposits are discovered, that we will enter into further substantial exploration programs. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to explore and develop the Kaikoura Property, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this quarterly report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

To that end, on May 16, 2012, we entered into a binding letter of intent (the “LOI”) with Controlled Carbon, LLC dba Echo Automotive, an Arizona limited liability company (“Echo”), in connection with a proposed reverse acquisition transaction between the Company and Echo whereby the Company and Echo will enter into a voluntary share exchange transaction (the “Exchange”) in which the Company would acquire all of the issued and outstanding units of Echo in exchange for the issuance to the members of Echo (the “Echo Members”) of approximately 52,500,000 shares of common stock of the Company. Echo is a technology company with certain valuable products and intellectual property rights related to a cost-reduction technology for converting fleet vehicles into highly fuel-efficient plug-in hybrids. It is contemplated that at the closing of the Exchange, the current Echo Members shall own approximately 70% of the Company’s issued and outstanding common stock and Echo shall become a wholly-owned subsidiary of the Company.

In accordance with the terms of the LOI, the terms and conditions of the Exchange shall be set forth in a formal definitive agreement containing customary representations and warranties, covenants and indemnification provisions, to be negotiated between the parties. As of the date of this Quarterly Report on Form 10-Q, we have not entered into a formal definitive agreement to effectuate the Exchange.

Subsequent to our quarter ended June 30, 2012, on July 11, 2012, certain shareholders surrendered, in aggregate, 6,750,000 shares of the Company’s common stock for cancellation.

RESULTS OF OPERATIONS

Comparison of three month periods ended June 30, 2012 and 2011

During the three month periods ended June 30, 2012 and June 30, 2011, we earned no revenues.

For the three month periods ended June 30, 2012 and June 30, 2011, we incurred a net loss of $34,898 and $9,277, respectively. This increase in loss for the period ended June 30, 2012 is primarily attributed to legal fees incurred in connection with the LOI with Echo.

Comparison of six month periods ended June 30, 2012 and 2011

During the six month periods ended June 30, 2012 and June 30, 2011, we earned no revenues.

For the six month periods ended June 30, 2012 and June 30, 2011, we incurred a net loss of $40,327 and $14,378, respectively. This increase in loss for the period ended June 30, 2012 is primarily attributed to legal fees and office costs incurred in connection with the LOI with Echo.

Period from inception, September 2, 2008 to June 30, 2012

Since inception, we have an accumulated deficit during the pre-exploration stage of $167,319. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the pre-exploration stage.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had no cash but we had a working capital of $408,431 composed of notes receivable net of current liabilities.

On May 16, 2012, we entered into a financing agreement (the “May Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to: (i) purchase $300,000 of common stock of the Company at a price of $0.50 per share; and (ii) either purchase up to an additional $1,700,000 of common stock of the Company at a price of $0.50 per share or assist the Company in securing all or a portion of such $1,700,000 investment from alternate sources. Under the terms of the May Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of eighteen (18) months.

Pursuant to the terms of the LOI, we made an advance of $300,000 (the “May Advance”) to Echo pursuant to the terms of a promissory note (the “May Note”). On May 16, 2012, Echo issued the May Note to the Company. In the event the closing of the Exchange does not occur, the principal amount of the Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Echo of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Echo. If the closing occurs, the May Note shall be cancelled. As at June 30, 2012, $1,850 in interest receivable has been accrued in relation to the May Note.

On June 26, 2012, we entered into our form of Securities Purchase Agreement (“SPA”) with a foreign accredited investor for the sale of 456,000 shares of common stock, at $0.50 per share, for gross proceeds of $228,000. Under the terms of the SPA, the investor will also receive a warrant to purchase 456,000 shares of common stock of the Company with an exercise price of $0.75 per share and a term of eighteen (18) months.

Pursuant to the terms of the LOI, we made an advance of $228,000 (the “June Advance”) to Echo pursuant to the terms of a promissory note (the “June Note”). On June 26, 2012, Echo issued the June Note to the Company. In the event the closing of the Exchange does not occur, the principal amount of the Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Echo of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Echo. If the closing occurs, the June Note shall be cancelled. As at June 30, 2012, $164 in interest receivable has been accrued in relation to the June Note.

For the six month period ended June 30, 2012, we used net cash of $556,036 in operations as compared to $11,509 during the six month period ended June 30, 2011. Net cash used in operating activities in 2012 reflected a decrease in accounts payable and due to related parties, offset by an increase in notes receivable of $528,000. For the six months ended June 30, 2012, financing agreements provided $528,000 in cash, and we repaid $36,324 of advances to a former related party.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us, or if available, on terms satisfactory to us. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)

We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

None.

ITEM 1A.                   RISK FACTORS.

Not applicable.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 26, 2012, we entered into our form of Securities Purchase Agreement with a foreign accredited investor for the sale of 456,000 shares of our common stock at $0.50 per share (the “Shares”), for gross proceeds of $228,000. In accordance with the Securities Purchase Agreement, the investor will also receive a warrant to purchase 456,000 shares of our common stock at $0.75 per share with a term of eighteen (18) months (the “Warrants”). The Shares and Warrants were sold in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) to an investor who is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act, or in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investor. The Shares and Warrants have not yet been issued.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                     OTHER INFORMATION.

None.

ITEM 6.                     EXHIBITS.

Exhibit Number	Description of Exhibits
3.1

Articles of Incorporation (Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009)

3.2

Bylaws, as amended (Previously filed as an exhibit to our Registration Statement on Form S- 1 originally filed with the SEC on March 20, 2009, as amended May 12, 2009 and declared effective June 3, 2009)

10.1

Letter of Intent by and between Canterbury Resources, Inc. and Controlled Carbon, LLC dba Echo Automotive, dated May 16, 2012 (Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2012)

10.2

Promissory Note by and between Canterbury Resources, Inc. and Controlled Carbon, LLC dba Echo Automotive, dated May 16, 2012 (Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2012)

10.3

Financing Agreement by and between Canterbury Resources, Inc. and Hartford Equity Inc., dated May 16, 2012 (Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2012)

10.4	Form of Securities Purchase Agreement*
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTERBURY RESOURCES, INC.

Date:August 20, 2012	By:	/s/ Vincent Espiritu
Vincent Espiritu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)