Form 10-Q
period 2012-09-30
Echo Automotive, Inc.
filed 2012-11-14
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-53681

ECHO AUTOMOTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

(Exact name of registrant as specified in its charter)

Nevada	98-0599680
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

15029 N. 74th Street, Scottsdale, AZ 85260

(Address of Principal Executive Offices)

(855) 324-7288

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐   Non–Accelerated filer  ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Common stock, par value $.001	75,000,000

Echo Automotive, Inc.

 SIGNATURES

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

As used in this Form 10-Q, “we,” “us,” and “our” refer to Echo Automotive, Inc., which is also sometimes referred to as the “Company.”

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ECHO AUTOMOTIVE, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$80,454	$101,359
Other current assets	51,827	5,000
Total current assets	132,281	106,359

Property and equipment, net	142,325	24,906
Intangibles, net	48,750	—
Total assets	$323,356	$131,265

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$84,664	$—
Related party payables	189,455
Accrued liabilities	233,552	7,903
Current portion of notes payable	761,000	250,000
Total current liabilities	1,268,671	257,903

Long-term portion of notes payable	—	110,000

Total liabilities	1,268,671	367,903

Stockholders’ deficit:
Common stock, par value $.001, 650,000,000 shares authorized; 75,000,000 and 26,016,342 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	75,000	26,016
Paid in capital	1,943,091	82,043
Stock subscription	(1,097,000)	—
Accumulated deficit	(1,866,406)	(344,697)
Total stockholders’ deficit	(945,315)	(236,638)

Total liabilities and stocholders’ deficit	$323,356	$131,265

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					Inception to
	Three Months Ended		Nine Months Ended		Date
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$6,100	$69,100	$130,356

Operating expenses:
General and administrative	823,622	60,741	1,476,725	202,429	1,864,393
Selling and marketing	5,345	5,569	7,388	13,306	80,770
Total operating expenses	828,967	66,310	1,484,113	215,735	1,945,163
Operating loss	(828,967)	(66,310)	(1,478,013)	(146,635)	(1,814,807)

Other (income) and expenses:
Interest expense	21,218	905	43,696	1,974	51,599
Total other (income) expense	21,218	905	43,696	1,974	51,599

Loss before taxes	(850,185)	(67,215)	(1,521,709)	(148,609)	(1,866,406)

Income tax provision	—	—	—	—	—

Net loss	$(850,185)	$(67,215)	$(1,521,709)	$(148,609)	$(1,866,406)

Net loss per share
Basic and diluted	$(0.03)	$—	$(0.05)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	33,974,746	21,824,769	28,688,507	17,890,175

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscriptions	Deficit	Total

Balance at November 25, 2009	—	$—	$—	—	$—	$—

Member contributions	800,288	800	2,524	—	—	3,324

Net loss	—	—	—	—	(5,555)	(5,555)

Balance at December 31, 2009	800,288	800	2,524	—	(5,555)	(2,231)

Member contributions	10,810,148	10,810	34,090	—	—	44,900

Member withdrawls	(722,282)	(722)	(2,278)	—	—	(3,000)

Net loss	—	—	—	—	(38,600)	(38,600)

Balance at December 31, 2010	10,888,154	10,888	34,336	—	(44,155)	1,069.00

Member contributions	15,128,188	15,128	47,707	—	—	62,835

Net loss	—	—	—	—	(300,542)	(300,542)

Balance at December 31, 2011	26,016,342	26,016	82,043	—	(344,697)	(236,638)

Member contributions	26,483,658	26,484	83,516	—	—	110,000

Common stock of Canterbury	22,500,000	22,500	1,777,532	—	—	1,800,032

Stock subscriptions assumed in the merger	—	—	—	(1,097,000)	—	(1,097,000)

Net loss	—	—	—	—	(1,521,709)	(1,521,709)

Balance at September 30, 2012	75,000,000	$75,000	$1,943,091	$(1,097,000)	$(1,866,406)	$(945,315)

  The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Inception to
	Nine Months Ended September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(1,521,709)	$(148,609)	$(1,866,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,369	774	27,463
Changes in operating assets and liabilities:
Other current assets	(46,827)	—	(51,827)
Accounts payables	74,151	2,113	74,151
Accrued liabilities	225,649	1,974	233,552
Net cash used in operating activities	(1,244,367)	(143,748)	(1,583,067)

Cash flows from investing activities:
Purchases of intangibles	(50,000)	—	(50,000)
Purchases of property and equipment	(140,538)	(28,000)	(168,538)
Net cash used in investing activities	(190,538)	(28,000)	(218,538)

Cash flows from financing activities:
Proceeds from stock subscription	903,000	—	903,000
Principal repayments on notes payable	(12,000)	—	(12,000)
Proceeds from notes payable	523,000	160,000	883,000
Capital withdrawls	—	—	(3,000)
Capital contributions	—	10,694	111,059
Net cash provided by financing activities	1,414,000	170,694	1,882,059

(Decrease) increase in cash	(20,905)	(1,054)	80,454
Cash, beginning of period	101,359	1,069	—
Cash, end of period	$80,454	$15	$80,454

Supplemental cash information Debt extinguished with issuance of company stock	$110,000	$—	$110,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC. AND SUBSIDIARY

Notes to the condensed consolidated financial statements

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Canterbury Resources, Inc. (“Canterbury”) was organized under the laws of the State of Nevada on September 2, 2008. Canterbury’s initial business plan was to acquire and explore mineral properties. Canterbury has not generated any revenue from its business operations to date, and to date, has been unable to raise additional funds to implement its operations.

Exchange Agreement

On September 21, 2012, Echo Automotive LLC (“Echo”) and DBPJ Stock Holding, LLC, sole member of Echo (the “Echo Member”) completed an exchange agreement (the “Exchange Agreement”) with Canterbury. At the closing of the Exchange Agreement, the Echo Member received a total of 52,500,000 shares of common stock of Canterbury in exchange for 100% of the issued and outstanding units of Echo. In accordance with the terms of the Exchange Agreement, the shares received by the Echo Member represent 70% of the issued and outstanding common stock of Canterbury. As part of the exchange, Canterbury changed its name to Echo Automotive, Inc.

Operations

Echo Automotive, Inc. (the Company) is developing a set of technologies that it believes will reduce overall fuel expenses in commercial fleet vehicles by augmenting existing powertrains with highly efficient electrical energy delivered by electric motors powered by Echo’s modular plug-in battery modules. Echo believes this technology will achieve an immediate return on investment for each individual vehicle in a fleet.

The Company’s operations have previously been funded by advances and subsequent equity conversions by the majority stockholders. Future funding is expected to be provided in part by equity investments from other accredited investors. There can be no assurance that any of these strategies will be achieved on terms attractive to us.

NOTE 2 - BASIS OF PRESENTATION

As of September 21, 2012 Canterbury merged with Echo, with Echo being the accounting acquirer thus resulting in a reverse merger. Therefore the accompanying financial statements are on a consolidated basis subsequent to September 21, 2012, but only reflect the operations of Echo prior to the date of acquisition. The Consolidated Financial Statements and related disclosures as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2011, Consolidated Balance Sheet data was derived from audited financial statements of Echo, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2011 and for the year then ended included in the Company’s Form 8-K filed on October 15, 2012. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year. Unless otherwise noted in this report, any description of “us”, “our” or “we” refers to Echo Automotive, Inc. and its subsidiary.

The Company is a development stage company and has incurred significant losses during the nine months ended September 30, 2012 and 2011 and the period from inception (November 25, 2009) through September 30, 2012. The Company has experienced negative cash flows from operations since the inception of the Company. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern. The Company will need to obtain additional funding in the future in order to finance its business strategy, operations and growth through the issuance of equity, debt or collaboration. The failure to obtain this additional funding would be detrimental to the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management throughout the preparation of the condensed consolidated financial statements including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating forfeitures of stock-based compensation and evaluating the recoverability of deferred tax assets. Actual results could differ from these estimates.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Echo Automotive, LLC, beginning with the dates of their respective acquisitions. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The Consolidated Financial Statements have been prepared using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012 and December 31, 2011, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360, Property, Plant and Equipment. FASB ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not recognize any impairment charges during the nine months ended September 30, 2012.

Intangibles

Finite-lived intangible assets include intellectual property rights and are amortized on a straight-line basis over their estimated useful lives, with useful lives of 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

Plant, Property and Equipment

Plant, property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets and begins when the related assets are placed in service. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals greater than $1,000 are capitalized when incurred. Plant, property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and nine months ended September 30, 2012, depreciation and amortization expense was $14,379 and $24,369 respectively. For both the three and nine months ended September 30, 2011, depreciation and amortization expense was $774.

Depreciation is provided for on the straight-line method over the following estimated useful lives:

Equipment	3 years
Vehicles	3 years
Computers and electronic equipment	3 years

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured. The Company has not recognized any revenue associated with its mission as stated above in the nature of operations footnote. Miscellaneous revenue relates to consulting projects and is recorded based on the four criteria for revenue recognition.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $545 and $2,508 for the three and nine months ended September 30, 2012, respectively. Advertising expense charged to operating expenses was $5,569 and $13,305 for the three and nine months ended September 30, 2011, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 “Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

A full valuation allowance has been established against all net deferred tax assets as of September 30, 2012 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

The three levels of inputs that may be used to measure fair value are as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), inputs that are other than quoted prices that are observable for the asset or liability or market corroborated inputs.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities, which may include internal data or valuation data received from the security issuer.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, related party payables, and accrued liabilities, and notes payable approximate fair value due to their short nature.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  If any warrants were outstanding at the end of the period, these would not be included as common stock equivalents in the determination of the diluted net loss per share because they would be antidilutive.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). This ASU updates certain requirements for measuring fair value and disclosure regarding fair value measurement. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is not permitted. The Company’s adoption of ASU 2011-04 on January 1, 2012, did not have an impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of ASU 2009-13 on January 1, 2012, did not have an impact on the financial statements.

NOTE 4: OTHER CURRENT ASSETS

In the second quarter of 2012 the Company advanced the landlord in Anderson, Indiana, $50,000 to cover the landlord’s costs for the purchase of certain building and improvements from the previous tenant. These funds are scheduled to be repaid to the Company by year end.

Note 5: Property, Plant and Equipment

As of September 30, 2012 and December 31, 2011, property, plant and equipment, at cost, consisted of the following:

	September 30, 2012	December 31, 2011
Equipment	$81,206	$—
Computers and electronic equipment	16,459	—
Vehicles	70,873	28,000
	168,538	28,000
Less: Accumulated Depreciation	(26,213)	(3,094)
	$142,325	$24,906

Note 6: Intangibles

On June 28, 2012, the Company entered into a license agreement with Bright Automotive, Inc. (“Bright”) which provides Echo a royalty-free, perpetual, fully-paid up, worldwide, non-exclusive, non-transferable and non-sub-licensable limited license to use Bright’s Battery Management Software and CAD, and certain other intellectual property to develop, modify and/or sell, offer for sale, market, distribute, import and export derivative works. In consideration of the granting of the license, the Company paid to Bright a one-time up-front license fee in the amount of $50,000 which has been capitalized and depreciated on a straight line basis over its estimated useful life ten (10) years. Management has estimated a 10 year useful life due to the risk of technological obsolescence of the intellectual property and the applications in which they are putting it in.

	September 30, 2012	December 31, 2011
Cost basis	$50,000	$—
Less: accumulated amortization	(1,250)	—
	$48,750	$—

NOTE 7: RELATED PARTY PAYABLES

Related party payables relates to no interest, demand advances made by the former CEO of Canterbury of $91,762 and other legal, accounting, and transaction services of $97,693 related to the Exchange Agreement that were paid for by shareholders of the Company.

NOTE 8: LONG -TERM DEBT

Redeemable Convertible Notes

On November 10 and 11, 2011, the Company issued two separate notes with a $200,000 aggregate principal amount and interest rates of 12% per annum (the “12% Notes”). Interest payments are required on a quarterly basis and shall accrue at the election of the lender with written notice to the borrower. The notes were amended in June 2012 such that the quarterly interest payments are not required until maturity. The 12% Notes mature on December 31, 2012.

As of September 30, 2012, the outstanding balance of $200,000 has not been converted.

Line of Credit with Related Party

On October 1, 2011 the Company entered into a revolving line of credit agreement and promissory note for a $100,000 original principal amount and an interest rate of 6.0% per annum (the “LOC”). The lender is immediate family of one of the members of the Company and is considered a related party. Interest was required to be paid quarterly beginning January 1, 2012 through the maturity date of September 30, 2013. The LOC was amended in June of 2012 such that the quarterly interest payments are not required and interest is due September 30, 2013. The lender may advance additional amounts in excess of the original principal amount under the same terms and conditions as the original principal amount.

Upon execution and delivery of the LOC, as additional consideration, the lender received, at no cost or expense to the lender, a twelve and one-half percent (12.50%) member interest in the Company. In addition, the lender also has the unconditional right, but not the obligation, at any time after the loan amount has been fully drawn down by the Company, to convert the existing loan indebtedness into an additional twelve and one-half (12.50%) member interest in the Company. On September 10, 2012, the outstanding LOC balance of $110,000 was converted into additional member interest of the Company in accordance with the line of credit agreement.

Notes Payable

On March 30, 2011, the Company entered in to a promissory note for $50,000 with an interest rate of 7.0% per annum. Interest was to accrue and be paid with the original principal amount 180 days from the date of the promissory note. The parties modified the maturity date to December 31, 2012, all other terms and conditions remaining the same, with an amendment on June 21, 2012. As of September 30, 2012 there was $50,000 outstanding under this promissory note.

The Company entered into debt agreements which were to help the Company with timing of cash payments for its operations until money is received from other investors. The following is a detail of the debt agreements entered into between March 31, 2012 and September 30, 2012. With the exception of the $12,000 debt agreement entered into on May 30, 2012, which was repaid prior to September 30, 2012, and the $100,000 debt agreement entered into on March 31, 2012, which was reduced to $50,000, all amounts were fully outstanding as of September 30, 2012:

Date	Amount		Interest	Due Date
3/31/2012	$100,000	(1)	7%	3/31/2013
4/11/2012	100,000	(1)	12%	4/11/2013
5/30/2012	12,000	(2)	21%	2/28/2013
5/30/2012	60,000	(1)	18%	5/30/2013
7/13/2012	65,000	(3)	21%	1/9/2013
7/13/2012	50,000	(2)	21%	1/9/2013
7/27/2012	150,000	(1)	7%	10/25/2012
8/31/2012	11,000	(2)	12%	2/27/2013
10/17/2012	25,000	(1)	12%	10/17/2013
Total	$523,000

(1)	This note contains a conversion feature which enables either the Company or the lender to convert a portion or the entire note into shares of the Company. The conversion feature was not exercised by either party as of September 30, 2012.
(2)	This note contains a warrant feature which requires the Company to issue warrants to purchase stock at no more than $0.01 per share within a certain number of days of the execution of the debt agreement. The warrants would have an expiration date of 5 years. No warrants were issued as of September 30, 2012.
(3)	This note contains a warrant feature which requires the Company to issue warrants to purchase stock at no more than $0.01 per share within a certain number of days of the execution of the debt agreement. The warrants will have an expiration date of 5 years. No warrants were issued as of September 30, 2012.

The Company is in the process of transferring to the Echo Member certain debt agreements that the Company entered into in 2011 and 2012 in accordance with the terms of the Exchange Agreement, with the Echo Member assuming and bearing the obligations of the notes transferred and all of their related terms and obligations.

Interest expense incurred on all debt was $21,218 and $43,696 for the three and nine months ended September 30, 2012. Interest expense incurred on all debt was $905 and $1,974 for the three and nine months ended September 30, 2011.

NOTE 9: EQUITY

At the closing of the Exchange Agreement, the Company issued a total of 52,500,000 shares of its common stock to the Echo Members in exchange for 100% of the issued and outstanding units of Echo Automotive, LLC. Immediately prior to the closing of the Exchange Agreement, the Company had 22,500,000 shares of common stock issued and outstanding. Immediately after the closing of the Exchange Agreement, the Company had 75,000,000 shares of common stock issued and outstanding.

In May 2012, the Company entered into a financing agreement to raise up to $2,000,000 through the sale of shares of its common stock at $0.50 per share and warrants to purchase one share of common stock of the Company with an exercise price of $0.75 per share and a term of 18 months. Prior to the closing of the Exchange Agreement, $903,000 had been received for the issuance of common stock. The cash received was advanced to Echo Automotive, LLC to provide working capital to continue its operations. Subsequent to the closing of the Exchange Agreement, the $903,000 of advances was eliminated in consolidation. The remaining $1,097,000 was treated as a subscription receivable as of September 30, 2012.

As of September 30, 2012, there were no warrants outstanding.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of September 30, 2012.

Building Lease

The Company entered into two lease agreements to occupy lab facilities. The lease terms began on April 2012 and June 2012, respectively and both leases end on March 2014. The Company also entered into a lease agreement to occupy its corporate headquarters in Scottsdale, AZ. The lease terms began on July 2012 and ends on November 2012.

Future minimum rental payments required under the leases are as follows for the years ended December 31:

Year ended
December 31, 2012	$23,060
December 31, 2013	113,896
December 31, 2014	28,681
Total	$165,637

The Company has the option to renew the facility leases for five subsequent two year periods. Rent expense amounted to $31,339 and $44,586 for the three and nine months ended September 30, 2012, respectively. The Company did not have any rent expense for the three and nine months ended September 30, 2011.

License Agreements

On February 1, 2012, the Company entered into a license agreement with CleanFutures (“CF”), for use of their intellectual property. For every product sold, a royalty of two to five percent will be paid to CF, depending on the system component sold. Both parties have the option to reduce the royalty payments after 48 months and annually thereafter by converting their exclusive license agreement to a non-exclusive license agreement.

The Company shall pay no less than the following minimum royalties (such minimum royalties to be prepaid and any unearned prepaid royalties for any year will carry over to the subsequent year’s prepaid royalties due): $100,000 for year one, $150,000 for year two, $200,000 for year three, and $250,000 for years four and beyond.

Additionally, the Company is required to make royalty prepayments according to the following schedule: $10,000 upon execution, $25,000 within 30 days, $40,000 within 120 days, and $75,000 at the time that the Company completes a round of funding of no less than $3,000,000 and in no more than eight months after the completion of the bridge financing. The Company will pay CF $10,000 per month for 18 months as additional prepaid royalties beginning the month following the completion of bridge financing. At the Company’s option, the Company may make a one-time payment of $1,000,000 and the yearly exclusive license fees will terminate effective the date such prepayment is made.

Associated with this agreement the Company entered into an agreement to issue warrants to CF for the right to purchase common stock equal to five percent (5%) of the outstanding shares of the Company, calculated at the time of execution and issued at the next round of funding or at the time of the Company’s conversion from an LLC to an S Corp, whichever comes first. The warrant exercise price is $0.01 and has a term of 10 years. The Company has the right to reduce the warrant amount to four percent (4%) by making royalty prepayments of $100,000 or to reduce the warrant amount to three percent (3%) by making royalty prepayments of $500,000, anytime within the first 24 months. No warrants were issued as of September 30, 2012.

There was no royalty expense for the three and nine months ended September 30, 2012 and 2011. Prepaid royalty expense was $0 at September 30, 2012 as the Company has not made any payments to CF.

On June 28, 2012, the Company entered into a license agreement with Bright Automotive, Inc. (“Bright”) which provides Echo a royalty-free, perpetual, fully-paid up, worldwide, non-exclusive, non-transferable and non-sub-licensable limited license to use Bright’s Battery Management Software and CAD, and certain other intellectual property of t to develop, modify and/or sell, offer for sale, market, distribute, import and export derivative works. In consideration of the granting of the license, the Company paid to Bright a one-time up-front license fee in the amount of $50,000 which has been capitalized and depreciated over its estimated useful life of 10 years.

Employment Agreements

On April 21, 2012 the Company entered into an executive employment agreement with William Daniel Kennedy (the “Kennedy Agreement”), in connection with his service as Chief Executive Officer of the Company. In accordance with the Kennedy Agreement, Mr. Kennedy shall be entitled to a base salary of $220,000 per year.

On April 21, 2012 the Company entered into an executive employment agreement with Jason Plotke (the “Plotke Agreement”), in connection with his service as President of Echo. In accordance with the Plotke Agreement, Mr. Plotke shall be entitled to a base salary of $200,000 per year.

NOTE 11: SEGMENT INFORMATION

The Company operates only one reporting segment.

NOTE 12: SUBSEQUENT EVENTS

In October 2012 the Company received an additional $375,000 for the issuance of 750,000 shares of its common stock as part of its $2,000,000 financing agreement.

In October 2012, the Exchange was fully completed and Canterbury was renamed Echo Automotive Inc. (“ECAU”) and its ticker symbol was revised to ECAU. In connection with the Exchange Agreement, certain debt agreements the Company entered into are in the process of being transferred to the Echo Member (see Note 7), with the Echo Member assuming and bearing the obligations of the transferred debt. Mr. Dan Kennedy, the Company’s Chief Executive Officer, holds the position of Chief Financial Officer, Secretary, and member of the Board of Directors of the Echo Member. Mr. Jason Plotke, the Company’s Director and President, is the Chief Executive Officer and Chairman of the Echo Member. The owners of the Echo Member are the Jason Plotke Family Revocable Living Trust, the Dan Kennedy Family Trust U/A, James Beatty, and the BK Family Trust U/A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise noted in this report, any description of “us”, “our” or “we” refers to Echo Automotive, Inc. and its subsidiary. Financial information in this report is presented in U.S. dollars.

Overview

We were organized under the laws of the State of Nevada on September 2, 2008. On August 27, 2012, we effected a stock dividend of four shares of common stock of the Company for each share of common stock issued and outstanding. Effective September 24, 2012, we amended our Articles of Incorporation to change our name from “Canterbury Resources, Inc.” to “Echo Automotive, Inc.” On October 11, 2012, we closed a voluntary exchange transaction (the “Exchange”) with Echo Automotive, LLC, an Arizona limited liability company (“Echo”) and DBPJ Stock Holding, LLC, an Arizona limited liability company and sole member of Echo (the “Echo Member”) pursuant to an Exchange Agreement dated September 21, 2012 (the “Exchange Agreement”) by and among the Company, Echo, and the Echo Member. As a result of the Exchange, the Echo Member acquired 70% of our issued and outstanding common stock, Echo became our sole wholly-owned subsidiary, and we acquired the business and operations of Echo.

Background

In May 2012, we signed a Letter of Intent (“LOI”) with Echo in connection with a contemplated voluntary share exchange. In connection with the LOI, Echo received funding of $300,000 in exchange for promissory notes as of the closing date of the LOI as advances against the proceeds received by Echo from the sale of Company common stock at the closing of the Exchange of $2,000,000 (“Closing Investment”) in aggregate which will be amortized over quarterly payments to the Company. The parties have agreed to reconcile any issued advances as part of the amortized payments. These advances provided Echo with working capital to continue its operations, continue its product development, and to purchase intellectual property and equipment to execute its business and strategic plan. Subsequent to the LOI and prior to closing of the Exchange, Echo received a further $603,000 of funding from Canterbury in exchange for promissory notes as advances against the proceeds to be received by Echo from the sale of Company common stock at the closing of the Exchange. Echo is obligated to repay the promissory notes as either part of reconciliation to the Closing Investment or as part of repayment plan. These advances provided Echo with working capital to continue its operations and it also included payment to third parties for services rendered specifically to the Exchange.

Nature of Operations

Echo, formerly known as Controlled Carbon, LLC, was incorporated on November 25, 2009. Echo is an Arizona limited liability company in the development stage with several unique technologies and specific methods that allows commercial fleet vehicles to significantly reduce their overall fuel expenses. The business plan for Echo is based on providing the marketplace a business proposition for reducing the use of fossil fuels by augmenting power trains within existing commercial fleet vehicles with highly efficient electrical assist delivered through electric motors powered by Echo’s modular plug-in battery modules to achieve rapid real-world operating results including a rapid return on the investment (of the Echo conversion) for such amended vehicles.

Echo operations to date have been funded by advances, private “family and friends” capital contributions, and subsequent equity conversions by the majority stockholders. Echo’s working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. There can be no assurance that any of these strategies will occur or be achieved on satisfactory terms.

For the year ended December 31, 2011, Echo had a net loss of $300,542 as compared to a net loss of $38,600 for the year ended December 31, 2010.   In 2011, Echo shifted from its previous business plan of marketing carbon credits and entered into a new business model of the development of technology that allows commercial vehicle fleets to significantly reduce their overall fuel expense.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations

Revenues

	Net Revenues
	2012	2011	Change	Percent

Three Months Ended September 30,	$—	$—	$—	n/a
Nine Months Ended September 30,	$6,100	$69,100	$(63,000)	(91)%

We are in the research and development phase and currently have no customers. Revenues for the nine months ended September 30, 2012 and 2011 are attributable to the sales of carbon credits and consulting services we performed.

General and Administrative Expenses

	General and Administrative Expenses
	2012	2011	Change	Percent

Three Months Ended September 30,	$823,622	$60,741	$762,881	1256%
Nine Months Ended September 30,	$1,476,725	$202,429	$1,274,296	630%

Our general and administrative expenses increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the following: an increase in payroll expenses of approximately $405,000, consulting expenses of approximately $248,000, legal expenses of approximately $65,000, rent expense of approximately $32,000 and other miscellaneous expenses of approximately $13,000.

Our general and administrative expenses increased in the nine months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the following: an increase in payroll expenses of approximately $651,000, consulting expenses of approximately $438,000, legal expenses of approximately $115,000, rent expense of approximately $45,000 and other miscellaneous expenses of approximately $25,000.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2012	2011	Change	Percent

Three Months Ended September 30,	$5,345	$5,569	$(224)	(4)%
Nine Months Ended September 30,	$7,388	$13,306	$(5,918)	(44)%

Sales and marketing expenses decreased in the three and nine months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the reduction in sales/marketing focus of our carbon credit business.

Operating Loss

	Operating (Loss)
	2012	2011	Change	Percent

Three Months Ended September 30,	$(828,967)	$(66,310)	$(762,657)	1150%
Nine Months Ended September 30,	$(1,478,013)	$(146,635)	$(1,331,378)	908%

The decrease in our operating loss for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 is primarily due to the increase in general and administrative expenses and sales and marketing expenses and decreases in revenues, each of which is described above.

Total Other (Income) Expense

	Total Other (Income) Expense
	2012	2011	Change	Percent

Three Months Ended September 30,	$21,218	$905	$20,313	2245%
Nine Months Ended September 30,	$43,696	$1,974	$41,722	2114%

In the three and nine months ended September 30, 2012, the change in other (income) expense is completely interest expense.

Net Loss

	Net (Loss)
	2012	2011	Change	Percent

Three Months Ended September 30,	$(850,185)	$(67,215)	$(782,970)	1165%
Nine Months Ended September 30,	$(1,521,709)	$(148,609)	$(1,373,100)	924%

Changes in net loss are attributable to our changes in operating loss and other income (expense), each of which we have described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,244,367 and $143,748 for the nine months ended September 30, 2012 and 2011, respectively.  The increase is mainly attributable to increases in net loss of approximately $1,373,000, partially offset by non-cash depreciation/amortization of approximately $24,000, increases in working capital and other current assets of approximately $249,000.

Our cash on hand and working capital will not be sufficient to meet our anticipated cash requirements through 2012. To date, our working capital has been a combination of private investments, private loans, shareholder capital contributions, and advances through promissory notes. We are currently seeking both short term funding to finance current operations as well as significant amounts of long term capital to execute our business plan. We project that to keep operations at our current level, approximately $3.0 million in short term funding will be required over the next three months to cover our anticipated monthly expenses. In order to successfully execute our business plan including the planned development and marketing of our current products, an additional $7.0 million will be required in long term financing.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. In order to execute on our business strategy, we will require additional working capital commensurate with the operational needs of planned marketing, development and production efforts. Management anticipates that we will be able to raise sufficient amounts of working capital through debt or equity offerings as may be required to meet short-term obligations. However, changes in operating plans, increased expenses, acquisitions, or other events, may cause the Company to seek additional equity or debt financing in the future. We expect to incur additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the foreseeable future as we look to expand our asset base and fund marketing, development and production of the EchoDrive product.

We are pre-revenue and in the developmental stage and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations by issuing additional common stock, warrants and through bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which could result in dilution to current shareholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by the Company to raise additional funds on terms favorable to the Company, or at all, could limit our ability to expand business operations and could harm our overall business prospects. In addition, we cannot be assured of profitability in the future.

Cash used in investing activities was $190,538 and $28,000 for the nine months ended September 30, 2012 and 2011, respectively, consisting of the purchase of fixed assets and intellectual property.

Cash provided by financing activities was $1,414,000 and $170,694 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we received cash from a stock subscription in the amount of $903,000 and we incurred additional debt in the amount of $523,000. During the nine months ended September 30, 2011, we secured notes payable in the amount of $160,000 plus, net capital contributions from/to owners in the amount of $10,694.

We had working capital of ($1,136,390) as of September 30, 2012 compared to ($151,544) as of December 31, 2011. Our cash position decreased to $80,454 at September 30, 2012 compared to $101,359 at December 31, 2011, for the reasons described above.

Off-Balance Sheet Arrangements

None.

Significant Accounting Policies

For information significant accounting policies, see Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, the Company has taken steps to mitigate this risk, by retaining an external CPA firm to assist in the analysis of certain accounting matters and in the preparation of the Company’s quarterly filings with the Securities and Exchange Commission. Additionally, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither our Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 1A - Risk Factors

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have incurred losses in prior periods and may incur losses in the future.

We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future.  We will require additional financing in order to proceed with the manufacture and distribution of our products, including our Echo Drive™ technology.  We will also require additional financing to pay the fees and expenses necessary to become and operate as a public company.  We will also need more funds if the costs of the development and operation of our existing technologies are greater than we have anticipated.  We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail and investors may lose all of their investment in our Company.

We have no history of revenues from operations.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to obtaining customers and distribution for our products, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from the sale of our products in the future, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Our limited operating history and recent change in business direction makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.  Of even greater significance is that fact that we have no operating history with respect to augmenting existing power trains with highly efficient electrical energy delivered by electric motors powered by our modular plug-in battery modules.

While the basic technology has been verified, we only recently have begun the commercialization of the complete plug-in hybrid electric vehicle (PHEV) system in preparation for our initial conversion of a vehicle. This limits our ability to accurately forecast the cost of the conversions or to determine a precise date on which the commercial platform for vehicle conversions will be widely released.

We are currently evaluating, qualifying and selecting our suppliers for the hybrid conversion system. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. In addition, we may also need to do extensive testing to ensure that the conversions are in compliance with applicable National Highway Traffic Safety Administration (NHTSA) safety regulations and United States Environmental Protection Agency (EPA) regulations prior to full distribution to our licensees.  Our plan to complete the initial commercialization of the hybrid conversion system is dependent upon the timely availability of funds, upon our finalizing the engineering, component procurement, build out and testing in a timely manner. Any significant delays would materially adversely affect our business, prospects, financial condition and operating results. Consequently, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.  If the markets for hybrid electric conversions and/or electric motors and generators does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

Decreases in the price of oil, gasoline and diesel fuel may influence the conversions to plug-in hybrid electric vehicles include, which may slow the growth of our business and negatively impact our financial results.

The market for plug-in hybrid electric vehicle conversions is relatively new, rapidly evolving, characterized by rapidly changing  technologies, evolving government regulation, and changing consumer demands and behaviors. Prices for oil, gasoline and diesel fuel can be very volatile. Increases in the price of fuels will likely raise interest in plug-in hybrid conversions. Decreases in the price of fuels will likely reduce interest in conversions and reduced interest could slow the growth of our business.

Our growth depends in part on environmental regulations and programs mandating the use of vehicles that get better gas mileage and generate fewer emissions and any modification or repeal of these regulations may adversely impact our business.

Enabling commercial customers to meet environmental regulations and programs in the United States that promote or mandate the use of vehicles that get better gas mileage and generate fewer emissions is an integral part of our business plan. Industry participants with a vested interest in gasoline and diesel invest significant time and money in efforts to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Furthermore, the economic recession may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry or the general public that cannot be absorbed in a shrinking economy. The delay, repeal or modification of federal or state regulations or programs that encourage the use of more efficient and/or cleaner vehicles could slow our growth and adversely affect our business.

Some aspects of our business will depend in part on the availability of federal, state and local rebates and tax credits for hybrid electric vehicles, and as such, a reduction in these incentives would increase the cost of conversions for our customers and could significantly reduce our revenue.

Hybrid conversions for the general public will depend in part on tax credits, rebates and similar federal, state and local government incentives that promote hybrid electric vehicles. We anticipate that fleet owners will be less reliant on incentives. As for other products we create, there should be no reliance at all. Nonetheless, any reduction, elimination or discriminatory application of federal, state and local government incentives and other economic subsidies or tax credits because of policy changes, the reduced need for such subsidies or incentives due to the perceived success of the hybrid conversions, fiscal tightening or other reasons may have a direct or indirect material adverse effect on our business, financial condition, and operating results.

We may experience significant delays in the design and implementation of our technology into the motors of the companies with which we may have research and development agreements with, which could harm our business and prospects.

Any delay in the financing, design, and implementation of our technology into the motor of the companies with which we may have research and development agreements could materially damage our brand, business, prospects, financial condition and operating results. Motor manufacturers often experience delays in the design, manufacture and commercial release of new product lines.

If we are unable to adequately control the costs associated with operating our business, including our costs of sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, marketing, selling and distributing our conversion system relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design and sales of our system and technologies. There can be no assurances that our costs of producing and delivering our system and technologies will be less than the revenue we generate from sales, licenses and/or royalties or that we will achieve our expected gross margins.

We may be required to incur substantial marketing costs and expenses to promote our systems and technologies, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our components could increase due to shortages as global demand for these products increases. Indeed, if the popularity of hybrid conversions exceeds current expectations without significant expansion in battery production capacity and advancements in battery technology, shortages could occur which would result in increased costs to us.

We will be dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

We are currently and continually evaluating, qualifying and selecting suppliers for our conversion system.  We will source globally from a number of suppliers, some of whom may be single source suppliers for these components. While we obtain components from multiple sources whenever possible, it may not always be possible to avoid purchasing from a single source. To date, we have not qualified alternative sources for any of our single sourced components.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacements for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single-sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components may be time consuming and costly.

The supply chain will expose us to potential sources of delivery failure or component shortages. If we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Changes in our supply chain may result in increased cost and delay. A failure by our suppliers to provide the necessary components could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

The use of plug-in hybrid electric vehicles in vehicle components or electric motors may not become sufficiently accepted for us to expand our business.

To expand our conversion business, we must license new fleet, dealer and service center customers. We cannot guarantee that we will be able to develop these customers or that they will sign our license contracts. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance of plug-in hybrid electric vehicles by fleet owners and the general public. A failure to expand our customer base could have a material adverse effect on our business, prospects, financial condition and operating results.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline or diesel engines, demand for hybrid electric conversions and/or our other products may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective than our traditional fuel/electric combination have the potential to slow adoption of plug-in hybrid electric vehicles.  Hydrogen, compressed natural gas and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to our gasoline or diesel and electric combination.  Equally, any significant improvements in the fuel economy or efficiency of the internal combustion engine may slow conversions to plug-in hybrid vehicles and, consequently, would have a detrimental effect on our business and operations.

While we are not aware of any pending innovations in or introductions of new heat reduction or heat transfer technologies, that does not mean none are in the offing.  We have no control of what our competitors are doing nor awareness of their plans until such information is released for general consumption.  The introduction of any new technology that offers better or equivalent results at a lower price would have a detrimental effect on our business and operations.

Our research and commercialization efforts may not be sufficient to adapt to changes in electric vehicle technology.

As technologies change, we plan to upgrade or adapt our conversion system in order to continue to provide vehicles with the latest technology, in particular battery technology. However, our conversions may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our conversion system. For example, we do not manufacture battery cells and that makes us dependent upon other suppliers of battery cell technology for our battery packs.

Any failure to keep up with advances in electric or internal combustion vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition.

The cyclical nature of business cycles can adversely affect our business.

Our business is directly related to general economic conditions which can be cyclical.  It also depends on other factors, such as corporate and consumer confidence and preferences.  A significant increase in global sales of electric or hybrid vehicles could have a direct impact on our earnings and cash flows by lowering the need to convert existing vehicles to plug-in hybrids. Equally, a significant decrease in the global sales of electric motors and generators could have a direct impact on our earnings and cash flows. The realization of either situation would also have an adverse effect on our business, results of operations and financial condition.

A prolonged economic downturn or economic uncertainty could adversely affect our business and cause us to require additional sources of financing, which may not be available.

Our sensitivity to economic cycles and any related fluctuation in the businesses of our fleet customers, electric motor manufacturers or income of the general public may have a material adverse effect on our financial condition, results of operations or cash flows. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience lowered incomes or deterioration of their businesses, which may result in the delay or cancellation of plans to convert their vehicles, reduced license sales or reduced royalties from sales by licensees.  As a consequence, our cash flow could be adversely impacted.

Any changes in business credit availability or cost of borrowing could adversely affect our business.

Declines in the availability of business credit and increases in corporate borrowing costs could negatively impact the number of conversions performed and the number of electric motors manufactured. Substantial declines in the number of conversions by our customers could have a material adverse effect on our business, results of operations and financial condition. In addition, the disruption in the capital markets that began in 2008 has reduced the availability of debt financing to support the conversion of existing vehicles into plug-in hybrids. If our potential customers are unable to access credit to convert their vehicles, it would impair our ability to grow our business.

Our future business depends in large part on our ability to execute our plans to market and license our conversion system.

Failure to obtain reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market our conversion system could negatively affect our Company’s revenues and business operations.

Even if we are successful in developing a high volume conversion platform and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including factors beyond our control such as problems with suppliers and vendors, or shipping schedules that meet our customers’ conversion requirements. Any failure to develop such capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

We may incur material losses and costs as a result of warranty claims and product liability actions that may be brought against us.

We face an inherent business risk of exposure to product liability in the event that our hybrid conversions or other products fail to perform as expected and, in the case of product liability, failure of our products results in bodily injury and/or property damage. Our customers have expectations of proper performance and reliability of our hybrid conversions and any other products that we may supply. If flaws in the design of our products were to occur, we could experience a rate of failure in our hybrid conversions or other products that could result in significant charges for product re-work or replacement costs. Although we will engage in extensive quality programs and processes, these may not be sufficient to avoid conversion or product failures, which could cause us to:

● lose revenue;
● incur increased costs such as costs associated with customer support;
● experience delays, cancellations or rescheduling of conversions or orders for our products;
● experience increased product returns or discounts; or
● damage our reputation;

all of which could negatively affect our financial condition and results of operations. If any of our hybrid conversions or other products are or are alleged to be defective, we may be required to participate in a recall involving such conversions or products. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in our products. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our product offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our product offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our product offerings and some of our competitors may be able to offer more attractive products to our customers. As a result, our business and financial performance could be materially and adversely affected.

Developments or assertions by us or against us relating to intellectual property rights could materially impact our business.

We expect to own or license significant intellectual property, including patents, and intend to be involved in numerous licensing arrangements. Our intellectual property should play an important role in maintaining our competitive position in a number of the markets we intend to serve. We will attempt to protect proprietary and intellectual property rights to our products and conversion system through available patent laws and licensing and distribution arrangements with reputable domestic and international companies.  Despite these precautions, patent laws afford only limited practical protection in certain countries.

Litigation may also be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity. Such litigation could result in substantial costs and the diversion of resources. As we create or adopt new technology, we will also face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights.

We cannot assure that we will not experience any intellectual property claim losses in the future or that we will not incur significant costs to defend such claims nor can we assure that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Any such imposition of a liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification could have a material adverse effect on our business, results of operations and financial condition.

Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business operations. Any such liability could severely impact our business operations and/or revenues. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

We may incur material losses, additional costs or even interruption of business operations as a result of fines or sanctions brought by government regulators.

We will likely be subject to various U.S. federal, state and local, and non-U.S. environmental, transportation and safety laws and regulations, such as requirements for aftermarket fuel conversion certification by the Environmental Protection Agency or separate requirements for aftermarket fuel conversion certification by California and other states. We cannot assure you that we will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or certifications, we could be fined or otherwise sanctioned by regulators.

We may face risks from doing business internationally.

We may license, sell or distribute products outside the U.S., and derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues could be earned outside of the U.S.  We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have a material adverse effect on our business, results of operations and financial condition. Our business will also be subject to other risks inherent in the international marketplace, many of which are beyond our control. These risks include:

●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
●	changes in local regulatory requirements, including restrictions on conversions;
●	differing cultural tastes and attitudes;
●	differing degrees of protection for intellectual property;
●	financial instability;
●	the instability of foreign economies and governments;
●	war and acts of terrorism.

 Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our long-term growth depends upon technological innovation and commercialization.

Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our infrastructure. Our success will depend on our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to the design of technology to reduce overall fuel expenses in commercial fleet vehicles by augmenting existing power trains with highly efficient electrical energy delivered by electric motors powered by our modular plug-in battery modules. We cannot be assured of the successful commercialization of, and above-average growth from, our new products and services, as well as legal protection of our intellectual property rights. Any failure in the commercialization of our technology could adversely affect our business and results of operations.

Risks Relating to our Securities and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The majority of the individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Exchange, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)	As of December 31, 2011, the Company did not have a separate audit committee.

ii)	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

iii)	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, and such loss could adversely affect our business, future operations and financial condition.

Our future success depends in large part upon the leadership and performance of our executive management team and key consultants. If we lose the services of one or more of our executive officers or key consultants, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. We do not have “Key-Man” life insurance policies on our key executives. If we lose the services of any of our key consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business. The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

Our common stock is not listed on any stock exchange and there is no established market for shares of our common stock.  Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange.  Although our common stock is quoted on the OTCBB, there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCBB.  Even if the shares of our common stock may in the future trade on the OTCBB, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange.  No assurances can be given that an active public trading market for our common stock will develop or be sustained.  If trading of our securities commences on the OTCBB, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in bulletin board stocks and certain major brokerage firms restrict their brokers from recommending bulletin board stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which stockholders may be able to sell our common stock.

Even if our common stock will in the future trade on the OTCBB, the price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.  Such risks could have an adverse affect on the stock’s future liquidity.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 650,000,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange.  We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements.  We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list.  We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information.  Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future.  To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSUERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Exchange Agreement, dated September 21, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012)

3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009)

3.1(b)	Text of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012)

3.2	Bylaws, as amended (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009)

10.1	License Agreement by and between Clean Futures, LLC and Controlled Carbon, LLC dated February 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.2	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.3	Client Lease by and between Flagship Enterprise Center, Inc. and Controlled Carbon LLC, dba Echo Automotive, dated April 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.4	Client Lease by and between Flagship Enterprise Center, Inc. and Controlled Carbon LLC, dba Echo Automotive, dated June 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.5	Letter of Intent by and between Canterbury Resources, Inc. and Controlled Carbon, LLC dba Echo Automotive, dated May 16, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2012)

10.6	Promissory Note by and between Canterbury Resources, Inc. and Controlled Carbon, LLC dba Echo Automotive, dated May 16, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2012)

10.7	Financing Agreement by and between Canterbury Resources, Inc. and Hartford Equity Inc., dated May 16, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2012)

10.8	Letter of Intent by and between Controlled Carbon, LLC and Kellington Group Bhd., dated January 24, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.10	Executive Employment Agreement with William Daniel Kennedy dated April 21, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.11	Executive Employment Agreement with Jason Plotke dated April 21, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.12	License Agreement with Bright Automotive, Inc. dated June 28, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.13	Promissory Note with William W. Kennedy dated July 13, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

10.14	Promissory Note with Josh Lambert dated July 13, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on Oct. 15, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	Interactive Data File**

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Echo Automotive, Inc.

/s/ William D Kennedy
William D Kennedy
Chief Executive Officer
(Principal Executive Officer)

/s/ Rodney H McKinley
Rodney H McKinley
Chief Financial Officer
(Principal Financial Officer)

Dated - November 13, 2012

