Form 10-K
period 2012-12-31
Echo Automotive, Inc.
filed 2013-04-16
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission File Number: 000-53681

ECHO AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0599680
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

16000 North 80th Street, Suite E Scottsdale, AZ 85260

(Address of Principal Executive Offices)

(855) 324-7288

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐     No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2012.

Class	Outstanding at April 10, 2013
Common stock, par value $.001	75,000,000

 PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Unless otherwise indicated, references to “we,” “our,” “us,” “ECAU,” the “Company” or the “Registrant” refer to Echo Automotive, Inc., a Nevada corporation and its wholly owned subsidiary Echo Automotive, LLC, an Arizona limited liability company (“Echo LLC”).

ITEM 1. BUSINESS

Corporate History

We were organized under the laws of the State of Nevada on September 2, 2008. On August 27, 2012, we effected a stock dividend of four shares of common stock of the Company for each share of common stock issued and outstanding. Effective September 24, 2012, we amended our Articles of Incorporation to change our name from “Canterbury Resources, Inc.” to “Echo Automotive, Inc.” On October 11, 2012, we closed a voluntary exchange transaction (the “Exchange”) with Echo Automotive, LLC, an Arizona limited liability company (“Echo LLC”), and DBPJ Stock Holding, LLC, an Arizona limited liability company and sole member of Echo (the “Echo LLC Member”) pursuant to an Exchange Agreement dated September 21, 2012 (the “Exchange Agreement”) by and among the Company, Echo LLC, and the Echo LLC Member. As a result of the Exchange, the Echo LLC Member acquired 70% of our issued and outstanding common stock, Echo LLC became our sole wholly-owned subsidiary, and we acquired the business and operations of Echo LLC.

Nature of Operations

Echo LLC, formerly known as Controlled Carbon, LLC, was incorporated on November 25, 2009. Echo LLC is an Arizona limited liability company in the development stage with several technologies and specific methods that we believe, allow commercial fleet vehicles to reduce their overall fuel expenses. The business plan for Echo LLC is based on providing the marketplace a business proposition for reducing the use of fossil fuels by augmenting power trains within existing commercial fleet vehicles with energy efficient electrical assist delivered through electric motors powered by Echo LLC’s modular plug-in battery modules to achieve tangible operating results including the potential of a quick return on the investment (of the EchoLLCconversion) for such amended vehicles.

Echo LLC operations to date have been funded by advances, private “family and friends” capital contributions, and subsequent equity conversions by the majority stockholders. Echo LLC’s working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. There can be no assurance that any of these strategies will occur or be achieved on satisfactory terms.

For the year ended December 31, 2012, we had a net loss of $2,362,922 as compared to a net loss of $300,542 for the year ended December 31, 2011. In 2011, we shifted from our previous business plan of marketing carbon credits and entered into a new business model of the development of technology that allows commercial vehicle fleets to reduce their overall fuel expense.

Strategy

We develop technologies and products that allow the conversion of existing vehicles into fuel efficient hybrids and plug-in hybrids. Key to our strategy is the bolt-on nature of our solutions that introduce little, or in some cases, no additional points of failure, making our offerings very low risk compared to other solutions.

We have developed a modular platform called EchoDrive™. This platform includes component technologies, such as battery modules, control systems, propulsion modules and vehicle interface systems that can then be deployed in different configurations on a broad range of vehicles. By leveraging the EchoDrive™ platform, solutions can be configured as hybrid, plug-in hybrid or even pseudo electric, where electrons generated by braking are captured as electricity and harnessed in the battery cells for electric motor use.

We believe by developing these technologies in modular fashion, we can efficiently modify, augment and reposition our offerings to fulfill a broad range of customer needs or quickly adapt to changes in the marketplace. In addition, the characteristics of each vehicle as well the mission of each customer is different, so the EchoDrive™ platform will allow for unparalleled configurability from motor placement to battery capacity. This flexibility, we believe, allows EchoDrive™’s to be easily bolted on to or retrofit in an existing vehicle and assist it with inexpensive electrical energy to increase its fuel efficiency. This modular solution will likely allow us to deploy our solution on a broad range of vehicles quickly and with reduced research and development expense.

By targeting the commercial fleet vehicle market, we plan to benefit from the need to reduce overall operating costs by selling multiple kits to each customer for like type vehicles. We are currently in the process of assembling a financing program as an option to our customers to acquire EchoDrive™kits.

Our sales and marketing strategy employs both direct as well as indirect sales channels, including distribution partnerships with service companies, fleet financing and other entities that currently serve the fleet market.

The Opportunity

Although there has been much promise and excitement surrounding next generation hybrids, alternative fuel and electric vehicles, to date in the world of commercial fleet vehicle electrification, there has yet to be any significant adoption due to the overwhelming capital expenditure required to realize a sustainable and profitable business. We believe that widespread adoption of these new vehicles will probably take a decade or more as fleet operators are, by their nature, risk adverse and slow in their adoption of unproven vehicles. The current electric fleet vehicle industry is largely fragmented and has been relatively inept in its ability to profitably and reliably deliver vehicles, parts and know-how in any volume. With failures of two of the top leaders in fleet electrification within the first half of 2011 (Bright Automotive and Azure Dynamics), we believe fleet operators will remain skeptical for years to come. Until the cost of producing electric vehicles drops drastically, and the return on investment is reasonably shorter than the vehicle’s expected lifetime, we believe that fleets will not adopt these vehicles in mass.

The Solution

EchoDrive™ system is a solution for converting commercial fleet vehicles into fuel-efficient plug-in hybrids. Today’s internal combustion engines are highly inefficient in that they still only use a small percentage of the energy received from fossil fuels consumed. We believe that fleet operators can reduce their operating expenses with EchoDrive™. EchoDrive™ can be bolted onto new and existing vehicles to reduce a vehicle’s fuel consumption. The EchoDrive™ components include an electric motor, system controller and modular battery-packs that enable the ‘right-sizing’ of the battery and align to the customer’s needs and budget. With EchoDrive™ installed, these vehicles are then plugged in using any available power source from a standard 110 voltage outlet to any industry standard rapid charger via the integrated ‘J-Plug’, thereby increasing energy efficiency with grid power.

During operation of the vehicle, EchoDrive™ applies the stored energy via the electric motor to assist the power train when the internal combustion engine is most inefficient, reducing the workload of the engine and the use of fossil fuels. Like hybrid vehicles, EchoDrive™ recaptures energy (electrons) for its battery packs when the vehicles utilize their brakes. Additionally, EchoDrive™’s engineering allows for uninterrupted driving in the unlikely event of most system or component failures, making EchoDrive™a good alternative for critical fleet operations.

Technology, Products and Distribution

EchoDrive™ is a modular set of components that can be assembled in different configurations to support a broad range of client requirements (see diagram below). This approach will enable us to move our offerings into other product areas including hybrids and OEM fittings. We have developed our system and software to be component sourcing independent therefore allowing for flexible system revisions and changes where necessary. We are also employing a “self-learning” type programming style that will allow for the system to improve itself over time. This programming approach analyzes captured real data and permits additional adjustments for use of the electric motor and battery components in response to actual drive demand to optimize potential incremental efficiency gain.

Products in Development

We have developed a plug-in hybrid electric vehicle (PHEV) technology, branded as EchoDrive™. EchoDrive™ is being targeted at commercial vehicle fleets in the United States and internationally.

We have EchoSolutions™ as a consulting business unit to assist with product and service development for customers or within the supplier chain including auto manufacturers.

Additionally, we are in the process of launching our financing solution for customers for renting EchoDrive™ through EchoFinance™.

Distribution

We are focused on direct sales via our in-house marketing team to reach large-scale U.S. fleet customers, while national and regional distribution partners will also be leveraged to access medium and small-sized fleets. Internationally, we will partner with leading distribution agents to deploy the EchoDrive™ product through a licensing strategy. No distribution agreements are currently in place.

Strategic Advantages of EchoDrive™

Short Term Return on Investment

EchoDrive™’s solution objective is to achieve a more competitive payback with less reliance on extensive government subsidies and by being a price sensitive provider relative to the gained efficiencies and fuel savings.

Low Risk to Fleet Operations

In the unlikely event of a component failure, the vehicle will simply revert to its pre conversion operating capabilities of full gasoline powered engine operation. This reduces the fear of unproven new technologies affecting operations.

Flexible Electric Energy System

We believe our scalable and modular electrical storage system allows fleets to deploy the right amount of expensive batteries for the need on each vehicle to shorten the return on investment and align to the customer needs and budget. Battery cells are relatively expensive and therefore wedo not provide a “one size fits all” approach with our battery approach. We perform a significant review of how many battery packs are required for any given customer which alleviates the incremental cost.

Flexible Solution Set

EchoDrive™’s flexible strategy and design is designed for broad deployment. Complete retrofit kits and new vehicles require significant design and regulatory approval. EchoDrive™ can be fitted on most vehicles with simply engineered adapter plates and brackets. Our strategy is to fit many types of fleet vehicles through its “simple” design and flexible component approach.

Scalable

By leveraging mostly off-the-shelf components from industry leading automotive suppliers, EchoDrive™ can scale without the same manufacturing risks that plague full retrofit providers and Original Equipment Manufacturers (“OEMs”).

Disadvantages of EchoDrive™

While we believe that EchoDrive™ substantially reduces energy costs, it does not provide the full benefit of anall-electric vehicle or range-extending hybrid. In the case of an electric vehicle, efficiency ratings are significantly higher. Range-extending hybrid vehicles also offer significant efficiency results compared to EchoDrive™. Furthermore, EchoDrive™ does not include start/stop capability, which is a feature that shuts the internal combustion engine off at idle conditions thereby further increasing efficiency where drive cycles have more frequent idle opportunities.

Recent Developments

Bright Automotive, Inc. Facilities and Key Staff

Bright Automotive, Inc. was established in 2008 as an offspring of the non-profit Rocky Mountain Institute to commercialize and develop the IDEA plug-in hybrid electric fleet vehicle. Bright Automotive ceased operations in March 2012 after failing to obtain a loan through the Advanced Technology Vehicles Manufacturing Loan Program. We successfully hired key members of the Bright Automotive team and acquired certain facilities and intellectual property in a bid to accelerate EchoDrive™’s commercialization in spring of 2012.In the first quarter of 2013, Bright Automotive, Inc.’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by Advanced Technical Asset Holdings, LLC (“ATAH”). Subsequent to our fiscal year ended December 31, 2012, we acquired ATAH for 6,000,000 shares of our common stock as part of an exchange agreement with ATAH in which we received full ownership of the assets described above (“ATAH Exchange”). We plan to use the intellectual property and patents to develop additional electrification solutions for the marketplace.

System Patent Filed

In January 2012, a System Patent (Dual Fuel Plug-in Hybrid, Provisional Patent #: 61587987) was filed by CleanFutures. As discussed in detail in the “Intellectual Property” section below, we which we have a binding licensing with CleanFutures for the use of their technology.

We have a Bright perpetual license to develop and sell derivative works that are derived from Bright intellectual property regarding battery design. Those intellectual property rights for us include U.S Patents Applications No. 12/569,987 and No. 61/482,908. As noted above, in the first quarter of 2013, Bright Automotive, Inc.’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by ATAH. We have full ownership of those licenses and patents as part of the ATAH Exchange.

To further protect EchoDrive™, we have a provisional utility patent filed for electric drive retrofitting to internal combustion automobiles.

Revenues and Customers

we are in the research and development phase and therefore currently have no contracted customers. Our sales plan intends to generate revenue through the following distribution channels:

  Pre–Sales Activities such as Fleet Evaluations
  EchoDrive™ Product Sales
  Installation and Support Services
  Echo Solutions™ Consulting Services
  Referral and commission revenue from such partners as financing partners.
  Territory sales for Echo Automotive™ distributors.

We will focus our initial sales efforts on the fleet vehicle market. We will aim to increase our conversion rate and enhance our margins by focusing on fleets that will benefit most from the EchoDrive™ technology.

Additionally, through Echo Solutions™, we intend to provide services to automotive companies and component manufacturers and specialty equipment manufacturers and converters. We anticipate the annual revenue contribution from the foregoing to be less than $1,000,000.

Intellectual Property

We entered into a License Agreement with CleanFutures, LLC (“CleanFutures”) dated February 1, 2012 (the “License Agreement”). In accordance with the License Agreement, CleanFutures has agreed to provide us, within the original equipment, service parts and aftermarket passenger automobile, light truck, field, heavy truck industries and any other automotive sector (with the exception of the hummer market), an exclusive license, with the right to grant sublicenses, under CleanFutures’ patents and CleanFutures’ technology, to make, have made, use, sell or import any products using CleanFutures’ dual-fuel, plugin hybrid technology (Provisional Patent #61587987). After execution of the License Agreement, we and CleanFutures determined that the original intent of the License Agreement was not being met or adhered to. Therefore, we and CleanFutures voluntarily negotiated and on April 5, 2013 agreed upon a revised license agreement that is more aligned with the actual metrics of our relationship with CleanFutures. The revised agreement provides us with a non-exclusive perpetual right to the CleanFutures Patents and Technology, which provides us with additional technology to include in our platform, royalty free by providing a promissory note to issue CleanFutures1,850,000 shares of our restricted common stock.

Further, we have entered into a License Agreement with Bright Automotive, Inc. (“Bright”) dated June 28, 2012 (the “Bright Agreement”). In accordance with the Bright Agreement, Bright has provided to us a royalty-free, perpetual, fully-paid up, worldwide, non-exclusive, non-transferable and non-sub-licensable limited license to use Bright’s Battery Management Software and CAD, and certain other intellectual property of Bright, as detailed in the Bright Agreement, to develop, modify and/or sell, offer for sale, market, distribute, import and export derivative works. In consideration of the granting of the license, we paid to Bright a one time up-front license fee in the amount of $50,000, which we have included within intangible assets in the accompanying balance sheet as of December 31, 2012

As noted above, in the first quarter of 2013, Bright Automotive, Inc.’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by ATAH. We have full ownership of those licenses and patents as part of the ATAH Exchange.

We are developing additional intellectual property and are taking all necessary steps to protect our ability to do so. However, the validity of patents, even when licensed, approved and issued, can still be challenged by third parties. There is the risk that there are competing patents or technologies existing at the time the patent was issued, prior or afterwards, that were overlooked when the patent was filed and/or issued. Patents can be challenged and lost based on previously existing prior art. There are also multiple rules and regulations one must follow when challenging a patent or making claims when prosecuting a patent. Patent law is complex and expensive. Although we feel secure with our patents and respective licenses, there always remains the possibility that challenges to the licenses or underlying patents may arise and make our patents invalid.

We will continue to evaluate the business benefits in pursuing patents in the future. We have engaged with both our legal team and outside intellectual property process experts to create an internal workflow to capture, protect and file the appropriate documentation to best protect our intellectual property. However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our IP. Policing unauthorized use of intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we may do business, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

We also have a number of trademarks we have filed which include, but are not limited to Echo Automotive™, EchoDrive™, and EchoFinance™. Echo Solutions™ is a common law trademark of ours. We have also filed a number of patents as part of our component design.

Manufacturing

We intend to rely on third party suppliers for the manufacture of existing components and outsource proprietary product manufacturing to subcontractors. We believe this approach allows for greater agility in responding to changing market demands, while effective communication and transfer of information between our suppliers will ensure products are drop shipped as per our requirements.

We will continuously monitor product demand to evaluate the optimal lot size. The optimal manufacturing lot size determines the cost effectiveness of the production process. The frequency and the volume of the production runs are then evaluated to enable just-in-time delivery from our vendor and supplier partners, while a range of production and control methods will be utilized to implement this across all aspects of the manufacturing process.

We believe that the manufacturing process will allow us to synchronize our inventory management system with our supply chain operations to ensure better inventory maintenance, inventory record accuracy and inventory access speed.

Quality Control & Warranties

Our staff includes employees, contractors and consultants who are six sigma certified and trained and will therefore include best business practices when deemed applicable as part of our quality assurance program intended to result in OEM grade processes and quality control. We will require third party providers to adhere to these practices and/or standards. All components and systems analysis work will encompass Design Failure Mode and Effects Analysis (DFMEA) work, which is in concert with OEM vehicle design and validation practices. Furthermore, each EchoDrive™ kit will be fully tested on in-house simulation equipment for effective operation of each component and system prior to shipment.

Industry

The demand for advance powertrain vehicles is on the rise. With increasing energy costs the market continues to grow. We believe the top 100 U.S. commercial fleets represent a significant opportunity for EchoDrive™. The industry is very fragmented, however, with small component technology randomly appearing in the market resulting in cohesive end-to-end providers being scarce and the commercialization of these products being at a premium. As material costs such as lithium ion (used in most battery storage systems) decrease, the adoption rate for such technologies will increase. The focus on advanced vehicle technology is growing and we believe a variety of opportunities are emerging as a result.

Markets

The U.S. Market

According to the U.S. Department of Transportation, there are over 100 million light-to-medium duty trucks on the road in the U.S. today. Many of these vehicles are used in commercial or government fleets. Initially, we intend to focus on selling EchoDrive™ into the existing fleet market, which consists of roughly 25 to 30 million vehicles in use today and approximately 2 million new vehicles purchased annually. We are initially focused on the top 100 commercial fleets, which represent significant potential opportunity for EchoDrive™.

Short ROI Drives International Adoption

We believe that there is opportunity internationally for achieving even greater ROI from use of our products due to the higher fuel prices relative to the United States. We believe international territory licensing will be key to servicing these markets to execute our international strategy.

Competition

Many companies today rely on commercial fleets to conduct business and with the ever-increasing energy costs,we believe the demand for advance vehicle technology solutions has never been higher. With that demand, there are new companies bringing technologies to market; however, most are focused on achieving very high efficiency ratings, which creates a very capital-intensive enterprise resulting in an expensive end-product for the customer. In most cases these technologies require the removal of most of the original powertrain, which is replaced with technologies that often have not been time-tested, therefore adding inherent risk to fleet operations. Additionally many competitors rely on government subsidies to support their financial equations, leaving them at the mercy of often varying political mandates.

Some of our competitors include Alt-e, Via Motors and AMP Electric Vehicles. Alt-e, requiresa complete transformation of the original drivetrain including removal of the engine and transmission and replacing it with a completely new powertrain. Via Motors also removes the original components in favor of an all-new system. AMP Electric Vehicles, which converts existing vehicles to full electric, offers conversions for very select models and again removes the entire drivetrain for purposes of adapting new technology in order to provide efficiency. Most of our competitors’ pricing is three times the cost of EchoDrive™.

Government Regulation

We conduct business within the confines of local, state and federal regulations, both in operations and for our products. Internationally, each unique market has specific requirements which are fully evaluated prior to solicitation.

Our products are subject to product safety regulations by federal, state, and local organizations. Accordingly, we may be required, or may voluntarily determine to obtain approval of our products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff and, if redesign were necessary, could result in a delay in the introduction of our products in various markets and applications.

All products must meet or exceed Federal Motor Vehicle Safety Standards (FMVSS) requirements; however, we also voluntarily comply with Environmental Protection Agency emission standards.

The Department of Transportation, National Highway Traffic Safety Administration (NHTSA) is charged with writing and enforcing safety, theft-resistance, and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle's chassis or their voltage is below specified levels considered safe from electric shock hazards. Our products are designed to meet or exceed FMVSS requirements.

Our products have been designed to comply with EPA emission standards and we believe they will comply with future requirements if and when they go into effect. Because we expect that environmental standards will become even more stringent over time, we will continue to incur some level of research, development and production costs in this area for the foreseeable future.

Further, federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components of plug-in hybrid electric systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of plug-in hybrid electric systems. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products. There can be no assurance that additional or modified regulations relating to the manufacture, storage,transportation, and disposal of components of plug-in hybrid electric systems will not be imposed.

The Magnuson-Moss Warranty Act enables purchasers of vehicles to make modifications to a vehicle without affecting the vehicle’s manufacture warranty. In the event of a related failure, the burden of proof is on the manufacture to show the failure was due to the installation of said component(s).

While we do not construct our products around government subsidies and tax incentives, there are many state and federal subsidies which our products would be eligible for. For example, in Colorado, consumers can qualify for up to $6,000 in government rebates for plug-in hybrid electric vehicle (“PHEV”) conversions. There are a number of other states that offer a variety of incentives for such conversions. The federal government also offers up to $7,500 in tax credits for similar PHEV conversions.

Employees

We have 10 full-time employees. All employees are required to execute non-disclosure agreements as part of their employment.

Corporate Information

Our principal executive offices are located at: 16000 North 80th Street,Suite E,Scottsdale, AZ 85260. Our main telephone number is: (855) 324-7288. The Registrant’s website is located at: http://www.echoautomotive.com/.

ITEM 1A. RISK FACTORS

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

Because we may never earn significant revenues from our operations, our business may fail and investors may lose all of their investment in our Company.

We have a history of limited revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Additionally, our company has a limited operating history. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to obtaining meaningful customers and distribution for our products, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the sale of our products in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate sufficient revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. Of even greater significance is the fact that we have no operating history with respect to augmenting existing power trains with highly efficient electrical energy delivered by electric motors powered by our modular plug-in battery modules.

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

We are currently evaluating, qualifying and selecting our suppliers for the hybrid conversion system. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. In addition, we may also need to do extensive testing to ensure that the conversions are in compliance with applicable National Highway Traffic Safety Administration (NHTSA) safety regulations and United States Environmental Protection Agency (EPA) regulations prior to full distribution to our licensees.  Our plan to complete the initial commercialization of the hybrid conversion system is dependent upon the timely availability of funds, upon our finalizing the engineering, component procurement, build out and testing in a timely manner. Any significant delays would materially adversely affect our business, prospects, financial condition and operating results. Consequently, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.  If the markets for hybrid electric conversions and/or electric motors and generators do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

Decreases in the price of oil, gasoline and diesel fuel may influence the conversions to plug-in hybrid electric vehicles, which may slow the growth of our business and negatively impact our financial results.

The market for plug-in hybrid electric vehicle conversions is relatively new, rapidly evolving, characterized by rapidly changing technologies, evolving government regulation, and changing consumer demands and behaviors.Prices for oil, gasoline and diesel fuel can be very volatile. Increases in the price of fuels will likely raise interest in plug-in hybrid conversions. Decreases in the price of fuels will likely reduce interest in conversions and reduced interest could slow the growth of our business.

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

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective than our traditional fuel or electric combination have the potential to slow adoption of plug-in hybrid electric vehicles. Hydrogen, compressed natural gas and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to our gasoline or diesel and electric combination. Equally, any significant improvements in the fuel economy or efficiency of the internal combustion engine may slow conversions to plug-in hybrid vehicles and, consequently, would have a detrimental effect on our business and operations.

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

Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting our attention away from our business operations. Any such liability could severely impact our business operations and/or revenues. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Exchange, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non-“shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K reflecting our status as a non-“shell company” and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply,or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)	We do not have an audit committee. While not being legally obligated to have an audit committee, it is our view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

vi)	Our computer controls are weak due to lack of IT personnel and protocol infrastructure.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common shares are currently traded under the symbol “ECAU,” but currently with low or no volume, based on quotations on the “Over-the-CounterBulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several daysor more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales with out an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 650,000,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company(i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices, effective March 2013, are located at 1600 North 80th Street, Suite E Scottsdale, AZ 85260. Monthly rent is subject to an escalation clause and will be $2,480, $0, $2,480, $5,637, and $6,013 per month for months one, two through four, five through 12, 13 through 27, and 28 through 39, respectively.

In addition, we have entered into two client leases with Flagship Enterprise Center, Inc., regarding two properties located in Anderson, Indiana. The first client lease, dated April 1, 2012, is for the use of certain office and laboratory space with a monthly rent of $3,435 for the first 12 months and $3,537 thereafter, for a term of two years. The second client lease, dated June 1, 2012, is for the use of a dynamometer and control lab with a monthly rent of $2,942 for the first six months, $5,849 for the following four months, and $6,023 per month thereafter, for a term of one year and 10 months.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of our management, there are no material legal proceedings pending against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “ECAU.” On March 26, 2012 our common stock was registered to be listed and traded; however, the first trade of our common stock took place on November 27, 2012. During the period of November 27, 2012 to December 31, 2012, our common stock had a low and high bid price of $0.71 and $0.89, respectively.

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

Holders

As of April 10, 2013 we had 75,000,000 shares of $0.001 par value common stock issued and outstanding held by 4 registered stockholders. Our transfer agent is Action Stock Transfer Corp. The transfer agent’s address is 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121 and its phone number is (801) 274-1088.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The information set forth below describes our issuances of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

Subsequent to our fiscal year ended December 31, 2012, in a private placement offering in February and March of 2013, we issued 1,000,000 shares of common stock (the “Shares”) and a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.75 per share (the “Warrant”), to certain accredited investors for gross proceeds of $500,000. The Shares and Warrant were issued in reliance upon Regulation S of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, or in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investors.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and other financial information contained elsewhere in this From 10-K. Management’s discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were organized under the laws of the State of Nevada on September 2, 2008 under the name Canterbury Resources, Inc. On August 27, 2012, we effected a stock dividend of four shares of common stock of the Company for each share of common stock issued and outstanding. Effective September 24, 2012, we amended our Articles of Incorporation to change our name from “Canterbury Resources, Inc.” to “Echo Automotive, Inc.”

On October 11, 2012, we closed a voluntary exchange transaction (the “Exchange” or “Exchange Transaction”) with Echo Automotive, LLC, an Arizona limited liability company (“Echo LLC”) and DBPJ Stock Holding, LLC, an Arizona limited liability company and sole member of Echo (the “Echo LLC Member”) pursuant to an Exchange Agreement dated September 21, 2012 (the “Exchange Agreement”) by and among the Company, Echo LLC, and the Echo LLC Member. As a result of the Exchange, the Echo LLC Member acquired 70% of our issued and outstanding common stock, Echo LLC became our sole wholly-owned subsidiary, and we acquired the business and operations of Echo LLC.

Through Echo LLC, we are now a development stage with several technologies and methods that allow commercial fleet vehicles to significantly reduce their overall fuel expenses. Our business plan is based on providing the marketplace a business proposition for reducing the use of fossil fuels by augmenting power trains within existing commercial fleet vehicles with highly efficient electrical assist delivered through electric motors powered by our modular plug-in battery modules to achieve rapid real-world operating results including a rapid return on the investment for such amended vehicles.

We generated minimal revenue and we do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our operations to date have been funded by advances, private “family and friends” capital contributions, equity financings, and subsequent equity conversions by the majority stockholders. Our working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

For the year ended December 31, 2012, we had a net loss of $2,362,922 as compared to a net loss of $300,542 for the year ended December 31, 2011. In 2011, we shifted from our previous business plan of marketing carbon credits and entered into a new business model of the development of technology that allows commercial vehicle fleets to reduce their overall fuel expense.

Subsequent to our fiscal year ended December 31, 2012, in the first quarter of 2013, we received gross proceeds of $500,000 from a private placement of our common stock and warrants to purchase our common stock to certain accredited investors.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Revenues

	Net Revenues

	2012	2011	Change	Percent

Year Ended December 31,	$6,100	$69,100	$(63,000)	(91)%

We are in the research and development phase and currently have no customers. Revenues for the years ended December 31, 2012 and 2011 are attributable to the sales of carbon credits and consulting services we performed.

General and Administrative Expenses

	General and Administrative Expenses

	2012	2011	Change	Percent

Year Ended December 31,	$2,275,526	$344,902	$1,930,624	560%

Our general and administrative expenses increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to the following: an increase in payroll related expenses related to an increase in our employee count of approximately $1,033,000, consulting expenses related to consulting fees to Mr. Kennedy and Mr. Plotke and to third parties for research and product development of our technology of approximately $396,000, legal expenses related to SEC filings of approximately $212,000, rent expense of approximately $79,000 and other miscellaneous expenses related to increase financing and business activity of approximately $211,000.

Sales and Marketing Expense

	Sales and Marketing Expenses

	2012	2011	Change	Percent

Year Ended Decmeber 31,	$8,309	$16,837	$(8,528)	(51)%

Sales and marketing expenses decreased during the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to the reduction in sales/marketing focus of our carbon credit business.

Operating Loss

	Operating (Loss)

	2012	2011	Change	Percent

Year Ended Decmeber 31,	$(2,277,735)	$(292,639)	$(1,985,096)	678%

The increase in our operating loss for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to the increase in general and administrative expenses and decreases in revenues, each of which is described above.

Total Other (Income) Expense

Total Other Income (Expense)

	2012	2011	Change	Percent

Year Ended December 31,	$85,187	$7,903	$77,284	978%

In the year ended December 31, 2012, the change in other expense related to interest expense of $68,836 incurred on outstanding debt and expense of $16,351 related to the accretion of the debt discount associated with the issuance of warrants.

Net Loss

	Net (Loss)

	2012	2011	Change	Percent

Year Ended December 31,	$(2,362,922)	$(300,542)	$(2,062,380)	686%

Changes in net loss are attributable to our changes in operating loss and other expense, each of which we have described above.

From Inception (November 25, 2009) to December 31, 2012

We have generated $130,356 of revenue since inception.   We are in the research and development phase and currently have no customers.  Revenues from inception (November 25, 2009) to December 31, 2012 is attributable to the sales of carbon credits and consulting services.  We have incurred $2,744,885 of operating expenses from inception through December 31, 2012.  These expenses are comprised of $2,663,192 of general and administrative expenses and $81,693 of selling and marketing expenses.  The general and administrative expenses consist of payroll, consulting, legal, rent, and miscellaneous expenses.  We also incurred $93,090 of interest expense.  Our net loss from inception through December 31, 2012 is $2,707,619.

Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities was $1,840,542 and $294,545 for the years ended December 31, 2012 and 2011, respectively.  The increase of $1,545,997 is attributable to increases in net loss of approximately $2,062,000 and increase in other current assets of $49,000, offset by non-cash depreciation, amortization, and accretion of debt discount of approximately $54,000 and increases in accounts payable, bank overdraft, accrued liabilities, and related party advance totaling approximately $511,000.

As of December 31, 2012, we had cash and equivalents on hand of US $1,879 and negative working capital of US $626,920. We believe that our cash on hand and working capital will not be sufficient to meet our anticipated cash requirements through 2013. To date, our working capital has been a combination of private investments, private loans, stockholder capital contributions, and advances through promissory notes.

As of December 31, 2012, we have outstanding notes payable totaling $741,000, of which $150,000 is classified as short-term. Interest expense incurred on all debt, excluding the expense related to the accretion of the debt discount, was $68,836 and $7,903 for the years ended December 31, 2012 and 2011, respectively.

In May 2012, we entered into a financing agreement to raise up to $2,000,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months. Prior to the closing of the Exchange Agreement, $903,000 had been received for the issuance of common stock. The cash received was advanced to Echo LLC to provide working capital to continue its operations. Subsequent to the closing of the Exchange Agreement, the $903,000 of advances was eliminated in consolidation.

In October and December 2012, we received an additional $465,000 for the right for 930,000 shares of our common stock and $99,800 for the right for 199,600 shares of our common stock, respectively, as part of the $2,000,000 financing agreement.

The transaction services of $97,693 related to expenses paid for by stockholders of the Company, as discussed below in Related Party Transactions, is included within stock subscription in the accompanying balance sheet as of December 31, 2012.

The remaining amount to be received under the $2,000,000 financing agreement, $434,507, is included within stockholders’ equity in the accompanying balance sheet as of December 31, 2012 as a stock subscription, and was received in January 2013. We have not issued any shares of our common stock related to the $2,000,000 financing agreement as of December 31, 2012. Said shares and warrants are to be issued upon receipt of the entire $2,000,000.

Subsequent to our fiscal year ended December 31, 2012, in the first quarter 2013, we received gross proceeds of $500,000 from a private placement of 1,000,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock with an exercise price of $0.75 per share to certain accredited investors. We have not issued the 1,000,000 shares or 1,000,000 warrants related to this private placement.

We previously disclosed our plan to transfer certain debt agreements to the Echo LLC Member in accordance with the terms of the Exchange Agreement, with the Echo LLC Member assuming and bearing the obligations of the notes transferred and all of their related terms and obligations. We have since decided against doing so.

We are currently seeking both short-term funding to finance current operations as well as significant amounts of long term capital to execute our business plan. We project that to keep operations at our current level, approximately $3.0 million in short term funding will be required over the next three months to cover our anticipated monthly expenses and the purchase of electric motors and battery cells. Our base monthly expenses total approximately $250,000. In order to successfully execute our business plan including the planned development and marketing of our current products, an additional $2.0 million will be required in long term financing which includes hiring additional personnel, electric motors, battery cells, and costs related to sales and marketing efforts.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. In order to execute on our business strategy, we will require additional working capital commensurate with the operational needs of planned marketing, development and production efforts. We anticipate that we will be able to raise sufficient amounts of working capital through debt or equity offerings as may be required to meet short-term obligations. However, changes in operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We expect to incur additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the foreseeable future as we look to expand our asset base and fund marketing, development and production of the EchoDrive™ product.

We generated minimal revenue and are in the developmental stage and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations by issuing additional common stock, warrants and through bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm our overall business prospects. In addition, we cannot be assured of profitability in the future.

Considering we have yet to emerge from the development stage, we do not generate adequate cash flows to support our existing operations, our reliance on capital from investors, the potential need to seek additional loans to meet future objectives, and other factors, we believe there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to begin operations and achieve a level of profitability. The Company intends to finance our operations by issuing additional common stock, warrants and through bridge financing. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company.

Cash used in investing activities was $217,738 and $28,000 for the years ended December 31, 2012 and 2011, respectively, consisting of the purchase of fixed assets and intellectual property.

Cash provided by financing activities was $1,958,800 and $422,835 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we received cash from a stock subscription in the amount of $1,467,800, incurred additional debt in the amount of $523,000, and made repayments on debt of $32,000. During the year ended December 31, 2011, we secured notes payable in the amount of $360,000 and received capital contributions from owners in the amount of $62,835, net.

We had negative working capital of $626,920 as of December 31, 2012 compared to $151,544 as of December 31, 2011. Our cash position decreased to $1,879 at December 31, 2012 compared to $101,359 at December 31, 2011, for the reasons described above.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due for Year Ending December 31,

	Total	2013	2014

Total debt	$741,000	$150,000	$591,000

Operating lease obligations	142,572	113,892	28,680

Total contractual obligations	$883,572	$263,892	$619,680

As of December 31, 2012, there are no contractual obligations subsequent to December 31, 2014.

Effective March 2013, we entered into a lease agreement with a term of 39 months for our new corporate headquarters. Obligations for 2013, 2014, 2015, and 2016 are $17,362, $61,331, $71,402, and $30,064, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

Our new accounting pronouncements are disclosed in the Notes to the Financial Statements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this Annual Report on Form 10-K under this item have been examined by our independent accountants, Mayer Hoffman McCann P.C, and are set forth beginning on Page F-1 of this Annual Report on Form 10-K, immediately following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 15, 2012 (the “October 8-K”), on October 11, 2012, Madsen & Associates CPA’s Inc. (“Madsen”) was dismissed as our independent registered public accounting firm and our Board of Directors approved the appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm, effective October 11, 2012. In connection with the dismissal of Madsen, we provided Madsen with a copy of the disclosures made in our October 8-K, and requested that Madsen furnish us with a letter addressed to the SEC stating whether or not it agrees with the statements made in our October 8-K, and if not, stating the respects in which it does not agree. A copy of such letter is attached to our October 8-K.

Other than as noted above, in connection with the foregoing changes in accountants, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)	We do not have an audit committee. While not being legally obligated to have an audit committee, it is our view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

vi)	Our computer controls are weak due to lack of IT personnel and protocol infrastructure.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we have taken steps to mitigate this risk, by retaining an external CPA firm to assist in the analysis of certain accounting matters and in the preparation of our quarterly filings with the Securities and Exchange Commission. Additionally, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

Private Placement Financing

In the first quarter of 2013, we received $500,000 in exchange of 1,000,000 shares of our common stock and warrants for 1,000,000 shares of our common stock with an exercise price of $0.75 per share pursuant to a financing agreement with Newmarket Traders LTD (“Finance Agreement”). The shares and warrants were issued in reliance upon Regulation S of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, or in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investors.

CleanFutures Amendment

On April 5, 2013, we entered into an amendment with CleanFutures(the “Amendment”) to the License Agreement dated February 1, 2012 (the “License Agreement”). The Amendment resulted from our mutual agreement with CleanFutures that the original intent of the License Agreement was not being met or adhered to. In accordance with the Amendment, we will issue a promissory note for 1,850,000 shares of our common stock to CleanFutures and we in turn will receive certain rights including perpetual use of the CleanFutures Patent and future patent(s), a non-compete agreement in which CleanFutures will not be permitted to do business with any of our competitors, and CleanFutures has agreed to certain covenants that will assure that CleanFutures will for perpetuity not interfere with our business. This Amendment superseded the existing License Agreement. A copy of the Amendment is included with the Annual Report on Form 10-K and incorporated herein by reference.

Amendments to Note Payable

In February 2013, we modified the maturity date of the following outstanding notes:

All other terms and conditions of the agreements remained the same.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

William D. Kennedy	40	Director, Chief Executive Officer	2012
Jason Plotke	40	Director, President	2012
Jim Holden	64	Director	2012
Daniel Clarke	48	Director	2012
Rodney H. McKinley	64	Chief Financial Officer, Secretary	2012
Patrick van den Bossche	51	Chief Operating Officer	2012

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

William D. Kennedy, Director, Chief Executive Officer

Mr. Kennedy is currently the CEO of Echo LLC. Mr. Kennedy has held this position since February 2009. Prior to working with Echo LLC, Mr. Kennedy established RouteCloud in 2008. The first public preview of a solution powered by RouteCloud was demonstrated at www.Protector.com. From 1997 to 2008, Mr. Kennedy held various positions with Vcommerce, including CEO, President and Chief Technology Officer, a company offering end-to-end eCommerce solution for retailers, including Sony.com, Target.com, Overstock, and many others representing billions in transactions annually. Vcommerce was sold to Channel Intelligence in 2009. Mr. Kennedy has over 20 years of experience with entrepreneurial business, and in 2001, Mr. Kennedy formed a business incubator, where he has assisted companies in a wide range of industries with financing and growth objectives. In 1993, he co-founded SalesLogix, a widely used sales-force automation software. Mr. Kennedy founded Vcommerce in 1997, creating the outsourced commerce market space. Mr. Kennedy’s vision and execution led its platform development, market positioning and strategy. Mr. Kennedy studied Mathematics, Computer Graphics & Music Theory at Syracuse University from 1989 to 1991. We believe that Mr. Kennedy’s entrepreneurial business experience will be a valuable resource as we seek to expand its business.

Jason Plotke, Director, President and Chairman

Mr. Plotke is currently the President and Chairman of Echo LLC. Mr. Plotke has held these positions since February 2009. Mr. Plotke is also the President of KPE, a niche performance and styling specialist for specific automotive vehicles, which he founded in April 2006. Mr. Plotke served as CEO and Cofounder of Innovative Automotive Group (IAG), an automotive accessory designer/distributor/e-tailer, from August 2006 to November 2008. As President and Cofounder of SMA, an accessory manufacturer and tier 1 supplier to General Motors, Mr. Plotke served from March 2002 - March 2006 where he assisted in raising capital and rapidly expanding the business, and was instrumental in securing the tier 1 supplier position with General Motors. Prior to SMA, in 1998, Mr. Plotke founded and operated MAC Motorsports, an accessory manufacturer/distributor for niche product segments. MAC Motorsports was acquired in 2002. Of special note, Mr. Plotke is the recipient of four General Motors Design Awards. Mr. Plotke studied at Arizona State University from 1993 – 1996 earning 90 credits toward a Mechanical Engineering degree. The Board believes that Mr. Plotke’s experience in the automotive industry will provide valuable insight to our business and operations.

Jim Holden, Director

Mr. Holden is currently the Chairman of Holden International, a global sales consulting and training firm. Mr. Holden founded Holden International in 1979, and throughout its almost 30-year history, Holden has grown to be a leader in the sales process improvement field. In 1990, he established Holden as one of the first companies to model sales effectiveness, an achievement that garnered the Ernst & Young Regional Entrepreneur of the Year award for the service industry. Mr. Holden began his sales career in 1974 with Teradyne, a Boston-based high-technology company. Prior to founding Holden, he was Vice President of Sales for Aegis, a third-party distribution company selling computer-based test systems into the manufacturing environment. Mr. Holden was a founder/director of the First National Bank of Roselle and has served as a director of two other area banks and several early development-stage companies. He is active in the community, having founded the Partnership to End Homelessness in Chicago, and is a supporter of many other charities, including cancer research. Mr. Holden earned a B.S.E.E. with high honors from Northeastern University in Boston in 1972 and is a member of the National Engineering Honor Society, Tau Beta Pi, and the National Interdisciplinary Honor Society, Phi Kappa Phi. Mr. Holden’s broad business and consulting experience is expected to provide our Board with helpful insight as to its growth potential and objectives.

Daniel Clarke, Director

Mr. Clarke is currently the CEO of Living Naturally, a leading online marketing and procurement company in the natural products, specialty grocery and independent pharmacy sectors. He has held this position since March 2012. Mr. Clarke is currently a member of the Board of Directors of NewsComm, Inc., a customizable SmartTV interactive application that allows local newspapers and magazines to showcase their existing content right to the living rooms of cable and satellite TV subscribers, where he has served since May 2011. Mr. Clarke is also currently the Executive Chairman of Inilex where he has served since August 2007. Inilex is a leading provider of intelligent telemetry solutions. For over 20 years, Dan Clarke has been a strong force in the high-tech industry, building multi-million dollar companies and raising over $250 million from top-tier venture capital firms. Mr. Clarke was an EIR at AZ Digital Farm and Chief Marketing Officer of CopiaMobile. He also served as CEO of portfolio companies NewsComm, Falan Funding and Online Professor. Mr. Clarke was CEO of WinBuyer, a leading online advertising company serving large ecommerce retailers, from August 2007 to May 2010. Prior to WinBuyer, Mr. Clarke was CEO of Vcommerce (which was acquired by Channel Intelligence) from August 2003 to December 2007 where he increased sales momentum, visibility, and overall performance growing the company to over $1.5 billion in retail value per year. Prior to joining Vcommerce, Mr. Clarke served as President, CEO and director of Primarion (acquired by Infineon), a semiconductor company, which he founded in 1999. Mr. Clarke spent 7 years at Intel, where he held several key positions including business unit general manager and marketing director of the Video Components, Mobil Computing and Graphics divisions. Mr. Clarke also served as the vice-president of sales and marketing at Three-Five Systems Inc., a NYSE public liquid crystal display company. Mr. Clarke studied at the University of Central Florida earning credits toward a degree in electrical engineering. Mr. Clarke’s extensive business building experience will aid the Board in defining and supporting our growth initiatives.

Rodney H. McKinley, Chief Financial Officer, Secretary

Mr. McKinley has 40 years of financial management and operational experience working as a CFO, Director of Finance and Administration, President, and Controller for businesses ranging from closely held start-ups to Fortune 500 divisions. Mr. McKinley is currently the Managing Partner of Kierland CFO Partners LLC, a company engaged in personalized CFO and accounting services for a wide range of businesses. Mr. McKinley has held this position since August 2009. Prior to CFO Partners, Mr. McKinley served as CFO of Nautical Enterprises, Inc. from March 2006 to September 2009 where he managed all accounting and finance functions. Nautical Enterprises, Inc. is a privately held company considered one of the top 20 dealers in the United States. Mr. McKinley has worked in a variety of industries including new and used car dealerships, manufacturing, real estate development, professional practice (medical, chiropractic, dentists, and veterinarian), retail sales, restaurant, and numerous high tech manufacturing including startups. Mr. McKinley has served as Controller for such organizations as AutoNation from March 2005 to March 2006, United Auto Group from January 2001 to January 2003, and Director of Finance and Administration for International Cruise and Excursions, Inc. from April 2003 to March 2005. While in public accounting with PriceWaterhouseCoopers from January 1991 to January 1993, Mr. McKinley has done work with and for a number of large and midsized companies including Ford Motor Company and Masco Industries. Mr. McKinley is a CPA (currently inactive) and earned a Bachelor of Business Administration (BBA) degree in Accounting from the University of New Mexico in 1975. We believe that with Mr. McKinley’s extensive background in finance, financial services and accounting will be critical to our success.

Patrick van den Bossche, Chief Operating Officer

Mr. van den Bossche is the former Chief Operating Officer (2005 to 2012), Managing Director, and a board member of Barrett-Jackson, a company providing products and services to classic and collector car owners, astute collectors and automotive enthusiasts around the world. His responsibilities included day-to-day company operations, company finances and strategic business development. He has more than 20 years of experience as a senior executive by managing fast growth, start-up and next-growth companies. Previously, Mr. van den Bossche served as CEO & President of SPI/Modtech Holdings from 1986 to 2003, where he led the company from sales of less than $2 million annual revenues to nearly $300 million with managed net profits. He has significant experience with acquisitions, mergers, corporate capitalization and public offerings. He is an occasional lecturer who has spoken at Penn State University and at various stock growth conferences. He is a long time member of the Young Presidents’ Organization (YPO), World Presidents’ Organization (WPO), CEO, Association of Corporate Growth (ACG) and the Arizona Dutch Business Club. Mr. van den Bossche obtained a degree from California State Polytechnic University, Pomona in 2005. The Board believes that Mr. van den Bossche’s extensive operational, finance, and business building experience strengthens our ability to execute its business model.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws and the provisions of the Nevada Revised Statutes. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified or until he or she resigns or is removed in accordance with our bylaws and the provisions of the Nevada Revised Statutes.

Our officers are appointed by the Company’s Board and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of ours has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Code of Ethics

We have adopted a Code of Ethics for our Executive and Financial Officers. A copy of the Code is publicly available on our website at www.echoautomotive.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on our website.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended December 31, 2012. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have an audit, nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the board. Neither our current nor proposed directors are independent directors as defined in the NASD listing standards.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so upon the appointment of the proposed directors until such time as a separate audit committee has been established.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, except that Mr. B. Gordon Brooke failed to timely file a Form 4, Mr. Bruce Wether all, a former officer and director of the Company, failed to file a Form 4, and Mr. Jim Holden filed a late Form 3.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to us.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Echo Automotive, Inc. 16000 North 80th Street,Suite E, Scottsdale, AZ 85260.

Board Leadership Structure and Role on Risk Oversight

William Kennedy currently serves as our principal executive officer and a director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering our executive and director compensation.

Board Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2012 and 2011 by our current executive officers and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jason Plotke	2012	-	-	-	-	-	165,777	$165,777
- President	2011	$46,000	-	-	-	-	60,350	$106,350
William Kennedy	2012	$56,250	-	-	-	-	252,014	$308,264
- CEO	2011	$49,000	-	-	-	-	127,915	$176,915
Rodney H. Mckinley	2012	-	-	-	-	-	-	$ -
-CEO			-	-
Patrick van den	2012	$55,000	-	-	-	-	45,000	$100,000
Bossche – COO
John Waters –	2012	$137,142	-	-	-	-	-	$137,142
CTO
Dave Crecelius	2012	$159,707	-	-	-	-	-	$159,707
VP Engineering
Sean Stanley- Vice President of Systems Integration	2012	$114,531	-	-	-	-	-	$114,531

(1)	All Other Compensation consists entirely of consulting fees paid to the noted individuals.

None of our executive officers or directors received, nor are there any arrangements to pay out stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation. Certain of our executive officers and directors have arrangements to receive performance bonuses. Such bonuses have not been established and will be subject to final Board approval. They will be based on specific performance metrics which have not been established.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Please see the section entitled “Employment Agreements” below for a discussion of management compensation in the event of a termination of employment or change in control of the Company.

Employment Agreements

We have entered into binding employment agreements with certain key employees to protect our Companyregarding matters such as confidentiality and disruption to existing operations. The following are summaries of our employment agreements.

William Daniel Kennedy

We have entered into an Executive Employment Agreement with William Daniel Kennedy, effective April 21, 2012 (the “Kennedy Agreement”), in connection with his service as Chief Executive Officer. In accordance with the Kennedy Agreement, Mr. Kennedy shall be entitled to a base salary of $220,000 per year payable in accordance with ourcustomary payroll practice. The Kennedy Agreement shall continue in full force and effect until terminated by the parties as a result of (i) negotiation and replacement of the Kennedy Agreement by a new employment agreement; (ii) termination by uswith or without cause (as defined in the Kennedy Agreement); (iii) or termination by Mr. Kennedy with or without good reason (as defined in the Kennedy Agreement).

In the event the Kennedy Agreement is terminated for cause, or without good reason and notice by Mr. Kennedy, weshall pay Mr. Kennedy the compensation to which he is entitled through the end of Mr. Kennedy’s employment, and any further payment obligations on our part shall cease. In the event the Kennedy Agreement is terminated without cause upon at least 30 days written notice, or by Mr. Kennedy upon good reason, Mr. Kennedy shall be entitled to certain severance benefits including (a) continuance of monthly base salary for a period commencing on the date of termination and continuing for twelve (12) months from such termination; and (b) continuance of any benefits, such as retirement plans, life insurance plans, health and dental plans, if applicable, for a period commencing on the date of termination and continuing for thirty (30) days from such termination.

Jason Plotke

We have entered into an Executive Employment Agreement with Jason Plotke, effective April 21, 2012 (the “Plotke Agreement”), in connection with his service as President. In accordance with the Plotke Agreement, Mr. Plotke shall be entitled to a base salary of $200,000 per year payable in accordance with our customary payroll practice. The Plotke Agreement shall continue in full force and effect until terminated by the parties as a result of (i) negotiation and replacement of the Plotke Agreement by a new employment agreement; (ii) termination by us with or without cause (as defined in the Plotke Agreement); (iii) or termination by Mr. Plotke with or without good reason (as defined in the Plotke Agreement).

In the event the Plotke Agreement is terminated for cause, or without good reason and notice by Mr. Plotke, we shall pay Mr. Plotke the compensation to which he is entitled through the end of Mr. Plotke’s employment, and any further payment obligations on our part shall cease. In the event the Plotke Agreement is terminated without cause upon at least 30 days written notice, or by Mr. Plotke upon good reason, Mr. Plotke shall be entitled to certain severance benefits including (a) continuance of monthly base salary for a period commencing on the date of termination and continuing for twelve (12) months from such termination; and (b) continuance of any benefits, such as retirement plans, life insurance plans, health and dental plans, if applicable, for a period commencing on the date of termination and continuing for thirty (30) days from such termination.

Patrick van den Bossche

We have have a binding executed Offer Letter with Patrick van den Bossche, effective July1, 2012 (the “VDB Agreement”), in connection with his service as Chief Operating Officer and Managing Director. In accordance with the VDB Agreement, Mr. van den Bossche shall be entitled to a base salary of $120,000 per year payable in accordance with our customary payroll practice and will receive bonuses equaling at least his base salary. The VDB Agreement shall continue in full force and effect until terminated by the parties as a result of negotiation and replacement of the VDB Agreement by a new employment agreement.

In the event the VDB Agreement is terminated for cause, or without good reason and notice by Mr. van den Bossche, we shall pay Mr. van den Bossche the compensation to which he is entitled through the end of Mr. van den Bossche’s employment, and any further payment obligations on our part shall cease. In the event the VDB Agreement is terminated without cause upon at least 30 days written notice, or by Mr. van den Bossche upon good reason, Mr. van den Bossche shall be entitled to certain severance benefits including (a) continuance of monthly base salary for a period commencing on the date of termination and continuing for twelve (12) months from such termination; and (b) continuance of any benefits, such as retirement plans, life insurance plans, health and dental plans, if applicable, for a period commencing on the date of termination and continuing for thirty (30) days from such termination

Additional Binding Agreements

We have a binding employment offer letter to each of our current employees, which includes Sean Stanley, Paul Bishop, Amy Dobrikova, Dave Crecelius, Jeff Ronning, and John Waters. The offer letters detail base and variable compensation and any stock options. We are obligated to the terms of these offer letters because they are binding agreements made by us.

Compensation of Directors

As noted above, we have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jim Holden	$-	-	-	-	-	-	$-
Daniel Clarke	$-	-	-	-	-	-	$-

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate Compensation Committee.  Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS [PLEASE COMPLETE TABLE AND PROVIDE SUPPORT TO AUDITORS WHEN COMPLETE]

Security Ownership

The following table sets forth certain information as of April 10, 2013, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 10,2013, there were 75,000,000 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of	Shares Beneficially	Percentage Beneficially
Beneficial Owner(1)	Owned	Owned
Directors and Executive Officers
William D. Kennedy, Director, Chief Executive Officer 16000 North 80th Street, Scottsdale, AZ 85260	52,500,000(2)	70.00%
Jason Plotke, Director, President 16000 North 80th Street, Scottsdale, AZ 85260	52,500,000 (3)	70.00%
Jim Holden, Director 16000 North 80th Street, Scottsdale, AZ 85260	200,000 (4)	0.27%
Daniel Clarke, Director 16000 North 80th Street, Scottsdale, AZ 85260	22,000 (5)	0.03%
Rodney H. McKinley, Chief Financial Officer, Secretary 16000 North 80th Street, Scottsdale, AZ 85260	-	-
Patrick van den Bossche, Chief Operating Officer 16000 North 80th Street, Scottsdale, AZ 85260	-	-
All Officers and Directors as a Group	52,722,000	70.28%

5% Stockholders DBPJ Stock Holding, LLC 16000 North 80th Street, Scottsdale, AZ 85260	52,500,457	70.00%

_________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	52,500,000 shares of our common stock are directly owned by DBPJ Stock Holding, LLC, an Arizona limited liability company. Mr. Kennedy is the Chief Financial Officer, Secretary and a member of the Board of Directors of DBPJ Stock Holding, LLC. In addition, The Dan Kennedy Family Trust U/A 12/20/95, of which Mr. Kennedy is a beneficiary, is a member of DBPJ Stock Holding, LLC. By virtue of such positions, Mr. Kennedy may be deemed to be the indirect beneficial owner of such shares. However, Mr. Kennedy disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest therein. .

(3)	52,500,000 shares of Company common stock are directly owned by DBPJ Stock Holding, LLC, an Arizona limited liability company. Mr. Plotke is the Chief Executive Officer, Chairman and a member of the Board of Directors of DBPJ Stock Holding, LLC. In addition, The Jason Plotke Family Revocable Trust, of which Mr. Plotke is the trustee and a beneficiary, is a member of DBPJ Stock Holding, LLC. By virtue of such positions, Mr. Plotke may be deemed to be the indirect beneficial owner of such shares. However, Mr. Plotke disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest therein.

(4)	Includes 200,000 shares that would be awarded upon conversion of an outstanding convertible note payable held by Mr. Holden.

(5)	Includes 22,000 warrants held by Mr. Clarke and currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our directors.

Transfer Agent

Our transfer agent is Action Stock Transfer Corp. The transfer agent’s address is 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121 and its phone number is (801) 274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers. None of the new directors and executive officers were directors or executive officers of ours prior to the closing of the Exchange Transaction, nor did any hold any position with us prior to the closing of the Exchange Transaction, nor have been involved in any material proceeding adverse to us or any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with our best interests.

Related Party Transactions

In accordance with the Exchange Transaction, the Echo LLC Member received 52,500,000 shares of our common stock, representing 70% of the our issued and outstanding common stock. Jason Plotke is the Chief Executive Officer and Chairman of the Echo LLC Member and William D. Kennedy is the Chief Financial Officer and Secretary of the Echo LLC Member. Jason Plotke and William D. Kennedy, each of which is an officer and director of ours, is deemed an indirect beneficial owner of shares of our common stock through their beneficial ownership of membership interests in the Echo LLC Member as well as their positions as officers of the Echo LLC Member.

In conjunction with the Exchange Agreement, no interest, demand advances were made by the former CEO of Canterbury totaling $91,761 and other legal, accounting, and transaction services of $97,693 related to the Exchange Agreement that were paid on our behalf by Hartford Equity, Inc. a company associated with the $2,000,000 financing agreement. During December 2012, the demand advances were forgiven by the former CEO of Canterbury. We wrote off the advances and treated the extinguishment of the obligations as an equity contribution with an increase to additional paid in capital. The transaction services of $97,693 related to expenses paid for by Hartford Equity, Inc. is included within stock subscription in the accompanying balance sheet as of December 31, 2012.

In addition, as noted above under “Employment Agreements,” we have employment contracts with certain employees.

Further, during 2012 we received and repaid $12,000 related to a note payable agreement and as of December 31, 2012 have a non-interest bearing advance due on demand, a 7% convertible note payable agreement due January 1, 2014, and a 21% note payable agreement due January 1, 2014 with outstanding balances of $100,000, $50,000, and $30,000, respectively,with the BK Family Trust, of which Mr. Kennedy is an immediate family member of the trustee and beneficiary. The $12,000 note payable contained 24,000 detachable warrants to purchase one share of our common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The 7% convertible note payable is convertible into 142,857 shares of our common stock. As of December 31, 2012, the BK Family Trust did not exercise the conversion feature. The 21% note payable agreement has a detachable warrant feature that required us to issue, upon execution of the agreement, warrants to purchase 100,000 shares of our common stock at no more than $0.01 per share with no vesting requirement, a term of five years and an additional feature that requires us to issue one warrant to purchase one share of our common stock at no more than $0.01 per share for every $10 outstanding at the end of each month with no vesting requirement and a term of five years. In accordance with these features, we have issued 151,000 warrants to the BK Family Trust as of December 31, 2012.

We also have notes payable agreements with two of our directors Mr. Holden and Mr. Clarke. The note payable agreement with Mr. Holden is for $100,000 at 12% interest per annum and matures on April 11, 2014. Mr. Holden’s note payable is convertible into 200,000 shares of our common stock. Upon conversion of Mr. Holden’s note payable, we are required to issue Mr. Holden 150,000 warrants, each of which allows Mr. Holden to purchase one share of our common stock at $0.01 with no vesting requirement and a term of 18 months. As of December 31, 2012, Mr. Holden did not exercise the conversion feature. The note payable agreement with Mr. Clarke is for $11,000 at 12% interest per annum and matures on March 1, 2014. Mr. Clarke’s note payable agreement contains a detachable warrant feature that required us to issue, upon execution of the agreement, warrants to purchase 22,000 shares of our common stock at no more than $0.01 per share with no vesting requirement and term of five years.

On October 1, 2011 we entered into a revolving line of credit agreement and promissory note for a $100,000 original principal amount and an interest rate of 6.0% per annum (the “LOC”).  The lender was the BK Family Trust, of which Mr. Kennedy is an immediate family member of the trustee and beneficiary. Interest was required to be paid quarterly beginning January 1, 2012 through maturity date of September 30, 2013.  The LOC was amended in June of 2012 such that the quarterly interest payments were not required and interest was due September 30, 2013.  Upon execution and delivery of the LOC, as additional consideration, the BK Family Trust received, at no cost or expense to them, a 12.50% member interest in Echo LLC. In addition, the BK Family Trust was afforded the unconditional right, but not the obligation, at any time after the loan amount was fully drawn down, to convert the existing loan indebtedness into an additional 12.5% member interest in Echo LLC. On September 10, 2012, $110,000 of the outstanding LOC balance was converted into additional member interest of Echo LLC in accordance with the line of credit agreement. The terms of the credit agreement further stipulate the agreement is satisfied in full and of no further force or effect upon the conversion.

In addition, we have entered into a consulting agreement with RouteCloud, of which Mr. Kennedy is a shareholder, in the normal course of business. We have recognized revenue for consulting related to this agreement of $0, $0, and $47,100 for the years ended December 31, 2012 and 2011 and the period from inception (November 25, 2009) through December 31, 2012, respectively.

Further, we paid consulting fees to the Mr. Plotke totaling $165,777, $60,350, and $226,127; Mr. Kennedy totaling $252,014, $127,915, and $390,929; and Mr. van den Bossche totaling $45,000, $0, and $45,000 for the years ended December 31, 2012 and 2011 and the period from inception (November 25, 2009) through December 31, 2012, respectively.

During the year ended December 31, 2012, we received non-interest bearing advances from Mr. Kennedy and Mr. Plotke totaling $91,250 and $68,000, respectively, for working capital purposes. We repaid the advances in full with proceeds received from the $2,000,000 financing agreement.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to us or any transactions with the us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

During the year ended December 31, 2012, we had two independent directors on our board – Jim Holden and Daniel Clarke. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

We	paid the following fees to our independent registered public accounting firms for work performed in fiscal 2012 and 2011:
	2012	2011
Audit Fees	$62,725	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$62,725	$-

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(b)	Exhibits;

Exhibit Number	Description

2.1	Exchange Agreement, dated September 21, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012)

3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009)

3.1(b)	Text of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012)

3.2	Bylaws, as amended (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009)

10.1

License Agreement by and between CleanFutures, LLC and Controlled Carbon, LLC dated February 1, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).

10.2	Form of Indemnification Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).

10.3

Client Lease by and between Flagship Enterprise Center, Inc. and Controlled Carbon LLC, dba Echo Automotive, dated April 1, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).

10.4

Client Lease by and between Flagship Enterprise Center, Inc. and Controlled Carbon LLC, dba Echo Automotive, dated June 1, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).

10.5

Letter of Intent by and between Canterbury Resources, Inc. and Controlled Carbon, LLC dba Echo Automotive, dated May 16, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2012)

10.6	Promissory Note by and between Canterbury Resources, Inc. and Controlled Carbon, LLC dba Echo Automotive, dated May 16, 2012 (incorporated by reference to the
10.7	Financing Agreement by and between Canterbury Resources, Inc. and Hartford Equity Inc., dated May 16, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2012)

10.8	Letter of Intent by and between Controlled Carbon, LLC and Kellington Group Bhd., dated January 24, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).
10.9	Form of Warrant (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).
10.10	Executive Employment Agreement with William Daniel Kennedy dated April 21, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).
10.11	Executive Employment Agreement with Jason Plotke dated April 21, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).
10.12	License Agreement with Bright Automotive, Inc. dated June 28, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).
10.13	Promissory Note with William W. Kennedy dated July 13, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).
10.14	Promissory Note with Josh Lambert dated July 13, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).
10.15	License Agreement with CleanFutures, LLC dated April 5, 2013*
10.16	Securities Purchase Agreement with Newmarket Traders LTD dated February4, 2013*
10.17	Securities Purchase Agreement with Newmarket Traders LTD dated February7, 2013*
10.18	Securities Purchase Agreement with Newmarket Traders LTD dated February25, 2013*
10.19	Securities Purchase Agreement with Newmarket Traders LTD dated March7, 2013*
10.20	Lease Agreement with TREF Scottsdale LLC dated February 18, 2013.*
10.21	Exchange Agreement with Advanced Technical Asset Holdings, LLC dated April 5, 2013 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 11, 2013).
10.22 16.1

Executive Employment Agreement with Patrick van den Bosschedated July 1, 2012.*

Letter of Madsen & Associates CPA’s, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).

21	List of Subsidiaries - Echo Automotive, LLC an Arizona limited liability company
41

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

April 16, 2013.

Echo Automotive, Inc.

By:	/s/ William D. Kennedy
William D. Kennedy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ William D. Kennedy
William D Kennedy /s/ Rodney H. McKinley	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2013
Rodney H. McKinley	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 16, 2013
/s/ Jim Holden
Jim Holden	Director	April 16, 2013

/s/ Daniel Clarke
Daniel Clarke	Director	April 16, 2013

/s/ Jason Plotke
Jason Plotke	President and Director	April 16, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stockholders of

ECHO AUTOMOTIVE, INC. AND SUBSIDIARY (a development stage company)

We have audited the accompanying consolidated balance sheets of Echo Automotive, Inc. and Subsidiary (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2012 and the period from inception (November 25, 2009) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Automotive, Inc. and Subsidiary (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 and the period from inception (November 25, 2009) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

 /s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
April 16, 2013

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,

	2012	2011

Assets
Current assets:
Cash	$1,879	$101,359
Other current assets	59,027	5,000

Total current assets	60,906	106,359

Property and equipment, net	154,497	24,906
Intangibles, net	47,500	-

Total assets	$262,903	$131,265

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$210,760	$-
Bank overdraft	37,616	-
Accrued liabilities	189,450	7,903
Related party advance	100,000	-
Current portion of notes payable	150,00	250,000

Total current liabilities	687,826	257,903

Long-term portion of notes payable, net of debt discount of $9,214 and $0 for 2012 and 2011, respectively	581,786	110,000

Total liabilities	1,269,612	367,903

Contingencies and commitments

Stockholders’ deficit:
Common stock, par value $.001, 650,000,000 shares authorized; 75,000,000 and 26,016,342 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	75,000	26,016
Additional paid in capital	2,060,417	82,043
Stock subscription	(434,507)	-
Accumulated deficit	(2,707,619)	(344,697)

Total stockholders' deficit	(1,006,709)	(236,638)

Total liabilities and stockholders' deficit	$262,903	$131,265

The accompanying notes are an integral part of these consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	Year ended December 31,		Inception to Date December 31, 2012

	2012	2011

Revenue	$6,100	$69,100	$130,356

Operating expenses:
General and administrative	2,275,526	344,902	2,663,192
Selling and marketing	8,309	16,837	81,693

Total operating expenses	2,283,835	361,739	2,744,885

Operating loss	(2,277,735)	(292,639)	(2,614,529)

Other expense
Interest expense	85,187	7,903	93,090

Total other expense	85,187	7,903	93,090

Loss before taxes	(2,362,922)	(300,542)	(2,707,619)

Income tax provision	-	-	-

Net loss	$(2,362,922)	$(300,542)	$(2,706,124)

Net loss per share
Basic and diluted	$(0.06)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	40,463,483	19,932,819

The accompanying notes are an integral part of these consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid In Capital	Stock Subscriptions	Accumulated Deficit	Total

	Shares	Amount

Balance at November 25, 2009	-	$-	$-	$-	$-	$-

Member contributions	800,288	800	2,524	-	-	3,324

Net loss	-	-	-	-	(5,555)	(5,555)

Balance at December 31, 2009	800,288	800	2,524	-	(5,555)	(2,231)

Member contributions	10,810,148	10,810	34,090	-	-	44,900

Member withdrawls	(722,282)	(722)	(2,278)	-	-	(3,000)

Net loss	-	-	-	-	(38,600)	(38,600)

Balance at December 31, 2010	10,888,154	10,888	34,336	-	(44,155)	1,069.00

Member contributions	15,128,188	15,128	47,707	-	-	62,835

Net loss	-	-	-	-	(300,542)	(300,542)

Balance at December 31, 2011	26,016,342	26,016	82,043	-	(344,697)	(236,638)

Member contributions	26,483,658	26,484	83,516	-	-	110,000

Common stock of Canterbury	22,500,000	22,500	1,777,532	-	-	1,800,032

Stock subscriptions assumed in the merger	-	-	-	(434,507)	-	(434,507)

Extinguishment of related party payable	-	-	91,761	-	-	91,761

Issuance of warrants	-	-	25,565	-	-	22,565

Net loss	-	-	-	-	(2,362,922)	(2,362,922)

Balance at December 31, 2012	75,000,000	$75,000	$2,060,417	$(434,507)	$(2,707,619)	$(1,006,709)

The accompanying notes are an integral part of these consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year ended December 31,		Period from Inception to December 31, 2012

	2012	2011

Cash flows from operating activities:
Net loss	$(2,362,922)	$(300,542)	$(2,707,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,647	3,094	43,741
Accretion of debt discount	16,351	-	16,351
Changes in operating assets and liabilities:
Other current assets	(54,027)	(5,000)	(59,027)
Accounts payables	200,246	-	200,246
Bank overdraft	37,616	-	37,616
Accrued liabilities	181,547	7,903	189,450
Related party advance	100,000	-	100,000

Net cash used in operating activities	(1,840,542)	(294,545)	(2,179,242)

Cash flows from investing activities:
Purchases of intangibles	(50,000)	-	(50,000)
Purchases of property and equipment	(167,738)	(28,000)	(195,738)

Net cash used in investing activities	(217,738)	(28,000)	(245,738)

Cash flows from financing activities
Proceeds from stock subscriptions	1,467,800	-	1,467,800
Proceeds from notes payable	523,000	360,000	883,000
Principal repayments on notes payable	(32,000)	-	(32,000)
Advances from Company officers	159,250	-	159,250
Repayments to Company officers on advances	(159,250)		(159,250)
Capital withdrawls	-	-	(3,000)
Capital contributions	-	62,835	111,059

Net cash provided by financing activities	1,958,800	422,835	2,426,859

(Decrease) increase in cash	(99,480)	100,290	1,879
Cash, beginning of period	101,359	1,069	-

Cash, end of period	$1,879	$101,359	$1,879

Supplemental cash flow information

Extinguishment of related party payable	$91,761	$-	$91,761

Debt extinguished with issuance of company stock	$110,000	$-	$110,000
Fair value of warrants granted and recorded as debt discount	$25,565	$-	$25,565
Extinguishment of related party payable with stock subscription	$97,693	$-	$97,693

 The accompanying notes are an integral part of these consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Notes to the consolidated financial statements

NOTE 1 – DESCRIPTION OF BUSINESS

Canterbury Resources, Inc. (“Canterbury”) was organized under the laws of the State of Nevada on September 2, 2008. Canterbury’s initial business plan was to acquire and explore mineral properties.

Exchange Agreement

On September 21, 2012, Echo Automotive LLC (“Echo LLC”) and DBPJ Stock Holding, LLC, sole member of Echo (the “Echo LLC Member”) completed an exchange agreement (the “Exchange Agreement”) with Canterbury. At the closing of the Exchange Agreement, the Echo LLC Member received a total of 52,500,000 shares of common stock of Canterbury in exchange for 100% of the issued and outstanding units of Echo LLC. In accordance with the terms of the Exchange Agreement, the shares received by the Echo LLC Member represent 70% of the issued and outstanding common stock of Canterbury. As part of the exchange, Canterbury changed its name to Echo Automotive, Inc.

Operations

Echo Automotive, Inc. (the Company) is developing a set of technologies that it believes will reduce overall fuel expenses in commercial fleet vehicles by augmenting existing powertrains with highly efficient electrical energy delivered by electric motors powered by the Company’s modular plug-in battery modules. The Company believes this technology will achieve an immediate return on investment for each individual vehicle in a fleet.

The Company’s operations have previously been funded by advances and subsequent equity conversions by the majority stockholders. Future funding is expected to be provided by private placement of the Company’s common stock and warrants to purchase shares of the Company’s common stock to accredited investors, including institutional investors, and bridge financing. There can be no assurance that any of these strategies will be achieved on terms attractive to the Company.

NOTE 2 - BASIS OF PRESENTATION

As of September 21, 2012 Canterbury merged with Echo LLC, with Echo LLC being the accounting acquirer thus resulting in a reverse merger. Therefore the accompanying financial statements are on a consolidated basis subsequent to September 21, 2012, but only reflect the operations of Echo LLC prior to the date of acquisition.

The Company is a development stage company and has incurred significant losses during the years ended December 31, 2012, and 2011 and the period from inception (November 25, 2009) through December 31, 2012. The Company has experienced negative cash flows from operations since the inception of the Company. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern. The Company will need to obtain additional funding in the future in order to finance its business strategy, operations and growth through the issuance of equity, debt or collaboration. The failure to obtain this additional funding would be detrimental to the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Echo LLC, beginning with the dates of their respective acquisitions. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”)ASC 360, Property, Plant and Equipment (“FASB ASC 360”). FASB ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not recognize any impairment charges during the years ended December 31, 2012 and 2011 or for the period from inception (November 25, 2009) through December 31, 2012.

Intangibles

Finite-lived intangible assets include intellectual property rights and are amortized on a straight-line basis over their estimated useful lives of 10 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $8,309, $16,837, and $81,693 for the years ended December 31, 2012 and 2011 and for the period from inception (November 25, 2009) through December 31, 2012, respectively.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2012 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, the Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from the business model.

The Company is no longer subject to income tax examination by the United States federal, state or local tax authorities for years before 2008. The Company's tax returns are open for inspection for all tax years from 2008 to present. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the Company's provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2012, 2011 and the period from inception (November 25, 2009), through December 31, 2012 and as of December 31, 2012 and 2011, had no amounts accrued for interest and penalties.

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

Level 1.Quoted prices in active markets for identical assets or liabilities.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and debt obligations approximate fair value due to the short-term maturities of the instruments. The Company used other observable inputs that would qualify as Level 2 inputs to make its assessment of the approximate fair value of its cash, accounts payable, and debt obligations.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the years ended December 31, 2012 and 2011, the assumed exercise of exercisable warrants, totaling 342,000, and conversion of convertible notes payable, totaling 1,654,524, are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per common share – diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  ASU 2011-04 is to be applied prospectively and is effective for annual reporting periods beginning after December 15, 2011, and interim periods within those annual periods. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220 - Presentation of Comprehensive Income) (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 is effective for annual reporting periods beginning after December 15, 2011, and interim periods within those annual periods. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4: OTHER CURRENT ASSETS

In the second quarter of 2012 the Company advanced the landlord in Anderson, Indiana, $50,000 to cover the landlord’s costs for the purchase of certain building and improvements from the previous tenant. In lieu of repayment, the amount due to the landlord will be applied as a credit to rent due from the Company during 2013.

Note 5: Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following as of December 31:

	2012	2011
Equipment	$81,206	$—
Computers and electronic equipment	18,863	—
Vehicles	95,669	28,000
	195,738	28,000
Less: Accumulated Depreciation	(41,241)	(3,094)
	$154,497	$24,906

For the years ended December 31, 2012 and 2011 and for the period from inception (November 25, 2009) through December 31, 2012, depreciation expense was $38,147, $3,094, and $41,241, respectively

Note 6: Intangibles

On June 28, 2012, the Company entered into a license agreement with Bright Automotive, Inc. (“Bright”) which provides the Company a royalty-free, perpetual, fully-paid up, worldwide, non-exclusive, non-transferable and non-sub-licensable limited license to use Bright’s Battery Management Software and CAD, and certain other intellectual property to develop, modify and/or sell, offer for sale, market, distribute, import and export derivative works. In consideration of the granting of the license, the Company paid to Bright a one-time up-front license fee in the amount of $50,000 which has been capitalized and amortized on a straight line basis over its estimated useful life ten (10) years. Management has estimated a 10 year useful life due to the risk of technological obsolescence of the intellectual property and the applications in which they are putting it in.

	December 31, 2012	December 31, 2011
Cost basis	$50,000	$—
Less: accumulated amortization	(2,500)	—
	$47,500	$—

For the years ended December 31, 2012 and 2011 and for the period from inception (November 25, 2009) through December 31, 2012, amortization expense was $2,500, $0, and $2,500, respectively. Future amortization is expected to be as follows:

2013	$5,000
2014	5,000
2015	5,000
2016	5,000
2017	5,000
Thereafter	22,500

$47,500

NOTE 7: RELATED PARTY TRANSACTIONS

In accordance with the Exchange Transaction, the Echo LLC Member received 52,500,000 shares of Company common stock, representing 70% of the issued and outstanding common stock of the Company. Jason Plotke is the Chief Executive Officer and Chairman of the Echo LLC Member and William D. Kennedy is the Chief Financial Officer and Secretary of the Echo LLC Member.

In conjunction with the Exchange Agreement, no interest, demand advances were made by the former CEO of Canterbury totaling $91,761 and other legal, accounting, and transaction services of $97,693 related to the Exchange Agreement that were paid for by stockholders of the Company. During December 2012, the demand advances were forgiven by the former CEO of Canterbury. The Company wrote off the advances and treated the extinguishment of the obligations as an equity contribution with an increase to additional paid in capital. The transaction services of $97,693 related to expenses paid for by stockholders of the Company is included within stock subscription in the accompanying balance sheet as of December 31, 2012.

The immediate family of one of the members of Echo LLC made an advance of $100,000 during the fourth quarter of fiscal year 2012 for working capital purposes. The advance is due on demand, non-interest bearing, and classified within related party advance in the accompanying balance sheet as of December 31, 2012.

During the year ended December 31, 2012, the Company received non-interest bearing advances from stockholders of the Company totaling $159,250. The Company repaid the advances in full with proceeds received from the $2,000,000 financing agreement described in Note 10.

The Company paid consulting fees to certain owners of the Company that amounted to $462,791 and $188,265 for the years ended December 31, 2012 and 2011 and $662,056 for the period from inception (November 25, 2009) through December 31, 2012.

As noted above within Note 12 the Company has employment contracts with certain employees.

The Company also has a consulting agreement with RouteCloud which has related ownership to its Chief Executive Officer. The Company has entered into certain transactions in the normal course of business with RouteCloud and has recognized revenue for consulting related to these transactions of $0 and $0 for the years ended December 31, 2012 and 2011, respectively and $47,100 for the period from inception (November 25, 2009) through December 31, 2012.

See Note 8 for additional discussion on related party notes payable agreements.

NOTE 8: DEBT

Debt consisted of the following as of December 31:

	2012	2011

Line of credit - related party	$-	$110,000

Notes payable
7% note payable issued March 30, 2011, principal and interest due December 31, 2013.	50,000	50,000

7% convertible note payable with related party issued March 31 2012, principal and interest due January 1, 2014. (1)	50,000	-

7% convertible note payable issued July 27, 2012, principal and interest due July 27, 2014. (1)	150,000	-

12% note payable with related party issued August 31, 2012, principal and interest due March 1, 2014, containing a warrant feature which requires the Company to issue warrants to purchase 22,000 shares of the Company’s common stock at no more than $0.01 per share with a term of five years. (2)	11,000	-

12% convertible note payable issued October 25, 2012, principal and interest due January 1, 2014. The conversion feature enables either the Company or the lender to convert the outstanding balance into shares of the Company's common stock at a rate of one share per $0.50 of converted dollars. Upon conversion of the note, the Company shall issue the lender 30,000 warrants, each of which allows the lender to purchase one share of the Company's common stock at $0.01, with a term of 18 months.	25,000	-

12% convertible note payable with related party issued April 11, 2012, principal and interest due April 11, 2014. The conversion feature enables either the Company or the lender to convert the outstanding balance into shares of the Company’s common stock at a rate of one share per $0.50 of converted dollars. Upon conversion of the note, the Company shall issue the lender 150,000 warrants, each of which allows the lender to purchase one share of the Company’s common stock at $0.01, with a term of 18 months.	100,000	-

12% note payable with related party issued November 11, 2011, principal and interest due January 1, 2014. The conversion feature enables either the Company or the lender to convert the outstanding balance into shares of the Company’s common stock at a rate of one share per $0.375 of converted dollars.	100,000	100,000

12% convertible note payable issued December 1, 2011, principal and interest due December 1, 2012. (4)	100,000	100,000

12% convertible note payable issued May 30, 2011, principal and interest due January 1, 2014. (1)	60,000

21% note payable issued July 13, 2012, principal and interest due January 1, 2014, containing a warrant feature which requires the Company to issue warrants to purchase 100,000 shares of the Company’s common stock at no more than $0.01 per share with a term of five years. (3)	30,000	-

21% note payable issued July 13, 2012, principal and interest due January 1, 2014, containing a warrant feature which requires the Company to issue warrants to purchase 130,000 shares of the Company’s common stock at no more than $0.01 per share with a term of five years. (2)	65,000	-

	741,000	360,000
Less debt discount	(9,214)	-
Less current portion of notes payable	(150,000)	(250,000)
Long-term notes payable	$581,786	$110,000

(1)	The note contains a conversion feature which enables either the Company or the lender to convert the outstanding balance into common stock of the Company at a rate of one share per $0.35 of converted dollars. The conversion feature was not exercised by either party as of December 31, 2012. Upon conversion of the note, for every share issued to the lender, the lender will receive one additional warrant to purchase one share of the Company’s common stock at a strike price of $0.75 with no vesting requirement and a term of 18 months.

(2)

For every $10 outstanding at the end of each calendar month, the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. As no payment was made on the referenced note payable, the lender received the maximum monthly award each month the note was outstanding. Foregoing warrants are included within warrants granted in Note 9.

(3)	For every $10 outstanding at the end of each calendar month, the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The note was issued for $50,000 and the Company subsequently repaid $20,000, with $10,000 payments in both November and December 2012. Accordingly, the lender received 5,000 warrants each month from issuance through October 2012, 4,000 warrants in November 2012, and 3,000 warrants in December 2012. Foregoing warrants are included within warrants granted in Note 9.
(4)

The note payable agreement is convertible into 395,000 shares of the Company’s common stock. However, the lender is disputing the conversion terms of the agreement. Additionally, the Company is in default with regards to the note, as the outstanding balance is past due, and has offered to repay the lender in full. The Company is attempting to utilize on-going dialogue with the lender to resolve the dispute and cure the default.

As of December 31, 2012, the convertible notes payable are convertible into 1,654,524 common shares of the Company, of which 395,000 convertible shares are currently being disputed as previously discussed, and 922,857 warrants for shares of the Company’s common stock. In accordance with generally accepted accounting principles, the Company is required to consider as of the respective issuance date whether each convertible note payable was issued with a beneficial conversion feature. A beneficial conversion feature exists if the convertible notes payable may be convertible into common stock at an effective conversion price that is lower than the market price of a share of common stock on the date of issuance. The market price of the Company’s common stock as of each issuance date was less than the respective conversion price. Accordingly, the Company determined there to be no beneficial conversion features with regards to each convertible note payable.

Interest expense incurred on all debt, which excludes the expense related to the accretion of the debt discount, was $68,836, $7,903, and $76,739 for the years ended December 31, 2012 and 2011 and for the period from inception (November 25, 2009) through December 31, 2012, respectively. Of the total interest expense incurred on all debt, approximately $22,549, $1,687, and $24,236 pertained to related party notes payable for the years ended December 31, 2012 and 2011 and for the period from inception (November 25, 2009) through December 31, 2012, respectively. Included within interest expense in the accompanying statement of operations for the year ended December 31, 2012 and the period from inception (November 25, 2009) through December 2012, is $16,351 of expense related to the accretion of the debt discount recorded due to the issuance of the warrants associated with the notes payable.

Line of Credit - Related Party

On October 1, 2011 the Company entered into a revolving line of credit agreement and promissory note for a $100,000 original principal amount and an interest rate of 6.0% per annum (the “LOC”).Subsequent the execution of the promissory note, the Company borrowed an additional $10,000 under the same revolving line of credit agreement. The lender is immediate family of one of the members of Echo LLC and is considered a related party. Interest was required to be paid quarterly beginning January 1, 2012 through the maturity date of September 30, 2013. The LOC was amended in June of 2012 such that the quarterly interest payments were not required and interest was due September 30, 2013.

Upon execution and delivery of the LOC, as additional consideration, the lender received, at no cost or expense to the lender, a twelve and one-half percent (12.50%) member interest in Echo LLC. In addition, the lender was afforded the unconditional right, but not the obligation, at any time after the loan amount was fully drawn down, to convert the existing loan indebtedness into an additional twelve and one-half (12.50%) member interest in Echo LLC. On September 10, 2012, $110,000 of the outstanding LOC balance was converted into additional member interest of Echo LLC in accordance with the line of credit agreement. Interest on the LOC was not converted and is included with accrued liabilities in the accompanying balance sheet as of December 31, 2012. The terms of the credit agreement further stipulate the agreement is satisfied in full and of no further force or effect upon the conversion.

Notes Payable

On May 30, 2012, the Company received $12,000 from a related party in exchange for a note payable that included detachable warrants. The Company issued the lender warrants to purchase 24,000 shares of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The warrant issuance is included within warrants granted in Note 9. The note was paid in full during September 2012.

NOTE 9: WARRANTS

The following summarizes the warrant activity for the year ended December 31, 2012:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2011	-	$-	-	$-

Grants	342,000	$0.01

Outstanding at December 31, 2012	342,000	0.01	4.6	$246,240

Exerciseable at December 31, 2012	342,000	$0.01	4.6	$246,240

Throughout 2012, the Company entered into several note payable agreements that included detachable warrants with no vesting requirements, as discussed in Note 8. The weighted-average grant-date fair value of warrants granted during the year ended December 31, 2012 was $423. The total fair value of warrants granted and vested during the year ended December 31, 2012 was $25,565; which was recorded as a debt discount by the Company. During the year ended December 31, 2012, $16,351 of the discount was accreted to interest expense. The grant-date fair value of the warrants, and thus the debt discount, was valued using the Black-Scholes pricing model with the following assumptions:

Exercise price	$0.01
Stock price	$0.00 - $0.72
Volatility	127.5% - 159.8%
Risk-free interest rate	0.26%- 0.34%
Expected Term	2.5 years

NOTE 10: EQUITY

At the closing of the Exchange Agreement, the Company issued a total of 52,500,000 shares of its common stock to the Echo LLC Members in exchange for 100% of the issued and outstanding units of Echo LLC. Immediately prior to the closing of the Exchange Agreement, the Company had 22,500,000 shares of common stock issued and outstanding. Immediately after the closing of the Exchange Agreement, the Company had 75,000,000 shares of common stock issued and outstanding.

In May 2012, the Company entered into a financing agreement to raise up to $2,000,000 through the sale of shares of its common stock at $0.50 per share and warrants to purchase one share of common stock of the Company with an exercise price of $0.75 per share and a term of 18 months. Prior to the closing of the Exchange Agreement, $903,000 had been received for the issuance of common stock. The cash received was advanced to Echo LLC to provide working capital to continue its operations. Subsequent to the closing of the Exchange Agreement, the $903,000 of advances were eliminated in consolidation.

In October and December 2012 the Company received an additional $465,000 for the right for 930,000 shares of common stock and $99,800 for the right for 199,600 shares of its common stock, respectively, as part of its $2,000,000 financing agreement.

The transaction services of $97,693 related to expenses paid for by stockholders of the Company, as discussed in Note 7, is included within stock subscription in the accompanying balance sheet as of December 31, 2012.

The Company has not issued any shares of its common stock related to the $2,000,000 financing agreement as of December 31, 2012. Said shares and warrants are to be issued upon receipt of the entire $2,000,000.

The remaining $434,507 was treated as a subscription receivable as of December 31, 2012 and was received in January 2013.

NOTE 11: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for the year ended December 31, 2012 are summarized as follows:

2012

Current (benefit) / liability	$-
Deferred provision	-

Net income tax provision	$-

A reconciliation of the differences between the effective and statutory income tax rates for year ended December 31, 2012 is as follows:

	2012

	Amount	Percent

Federal statutory rates	$(803,393)	34.0%
State statutory rates	(165,405)	7.0%
Income passed through to owners	626,177	(26.0)%
Other	(45,553)	1.9%
Changes in valuation allowance	342,621	(15.0)%

Effective rate	$-	0%

At December 31, 2012 deferred income tax assets and liabilities were comprised of:

2012

Deferred tax assets (liabilities) - current	$-
Deferred tax assets (liabilities) - long-term:
Net operating loss carryforwards	428,547

Total net deferred tax assets	428,547
Valuation allowance	(428,547)

Net deferred tax assets	$-

The Company has recorded as of December 31, 2012 a valuation allowance of $428,547, as it believes that it is more-likely-than-not that the deferred tax assets will not be realized in future years. Management has based its assessment on available historical and projected operating results. The valuation allowance for Canterbury Resources Inc., currently known as Echo Automotive Inc., as of December 31, 2011 equaled $38,097.

The Company has net operating loss carry-forwards totaling approximately $1,103,000 which expire between 2028 and 2032 and 2013 and 2032 for federal and state purposes, respectively.

Due to certain significant changes in ownership during the year ended December 31, 2012, some of the net operating losses are subject to limitation under Internal Revenue Code 382.

Amounts for 2011 are not included in the above as Echo LLC was not subject to such taxation prior to the execution of the Exchange Agreement.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2012.

Building Lease

The Company entered into two lease agreements to occupy lab facilities. The lease terms began on April 2012 and June 2012, respectively and both leases end on March 2014. The Company has the option to renew the facility leases for five subsequent two year periods. The Company also entered into a lease agreement to occupy its corporate headquarters in Scottsdale, AZ. The lease terms began on July 2012 and ended on November 2012. Starting in December 2012, the headquarters lease became a month-to-month lease with monthly rent approximating $1,000.

Future minimum rental payments required under the leases are as follows for the years ended December 31:

Year ended
December 31, 2013	$113,892
December 31, 2014	28,680
Total	$142,572

Rent expense amounted to $77,045 and $0 for the year ended December 31, 2012. and 2011, respectively, and $77,045 for the period from inception (November 25, 2009) through December 31, 2012.

Effective March 2013, the Company entered into a new lease agreement for its corporate headquarters. The term of the lease is 39 months obligations for 2013, 2014, 2015, and 2016 are $17,362, $61,331, $71,402, and $30,064, respectively.

License Agreements

On February 1, 2012, the Company entered into a license agreement with CleanFutures (“CF”), for use of their intellectual property in exchange for a combination of royalties and warrants.

The Company and CF determined that the original intent of the license agreement was not being met or adhered to. Therefore, the Company and CF voluntarily negotiated and on April 5, 2013 mutually agreed upon a revised license agreement that is more aligned with the actual metrics of the Company’s relationship with CF and superseded the agreement entered into on February 1, 2012. As part of the revised license agreement, the royalty payments and agreement to issue warrants noted above, were replaced by a promissory note issued by the Company for 1,850,000 shares of the Company’s restricted common stock. Considering the foregoing, the Company did not record royalty expense for the years ended December 31, 2012 and 2011 or for the period from inception (November 25, 2009) through December 31, 2012. See Note 15: Subsequent Events.

 On June 28, 2012, the Company entered into a license agreement with Bright Automotive, Inc. (“Bright”) which provides Echo LLC a royalty-free, perpetual, fully-paid up, worldwide, non-exclusive, non-transferable and non-sub-licensable limited license to use Bright’s Battery Management Software and CAD, and certain other intellectual property of Bright to develop, modify and/or sell, offer for sale, market, distribute, import and export derivative works. In consideration of the granting of the license, the Company paid to Bright a one-time up-front license fee in the amount of $50,000 which has been capitalized and depreciated over its estimated useful life of 10 years.

Employment Agreements

On April 21, 2012 the Company entered into an executive employment agreement with William Daniel Kennedy (the “Kennedy Agreement”), in connection with his service as Chief Executive Officer of the Company. In accordance with the Kennedy Agreement, Mr. Kennedy shall be entitled to a base salary of $220,000 per year.

On April 21, 2012 the Company entered into an executive employment agreement with Jason Plotke (the “Plotke Agreement”), in connection with his service as President of Echo LLC. In accordance with the Plotke Agreement, Mr. Plotke shall be entitled to a base salary of $200,000 per year.

On July 1, 2012 the Company entered into an executive employment agreement with Patrick van den Bossche (the “ van den Bossche Agreement”), in connection with his service as Chief Operating Officer and Managing Director of the Company. In accordance with the van den Bossche Agreement, Mr. van den Bossche shall be entitled to a base salary of $120,000 per year.

NOTE 13: SEGMENT INFORMATION

The Company operates only one reporting segment.

NOTE 14: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2012, the Company had a net loss of $2,362,922 as compared to a net loss of $300,542 for the year ended December 31, 2011. As of December 31, 2012, the Company has not emerged from the development stage. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company's ability to begin operations and achieve a level of profitability. The Company intends to finance operations by issuing additional common stock, warrants and through bridge financing. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 15: SUBSEQUENT EVENTS

On April 5,2013, the Company and CleanFutures came to mutual agreement on a replacement agreement in which the Company will provide a promissory note for 1,850,000 of restricted Company shares and the Company in turn will receive certain rights including perpetual use of the CleanFutures Patent and future Patent(s), a non-compete agreement in which CleanFutures will not be permitted to do business with any Company competitors, and CleanFutures has agreed to certain covenants that will assure that CleanFutures will for perpetuity not interfere with the Company’s business. This agreement superseded the existing license agreement between the Company and CleanFutures.

In January 2013, the Bright assets, including all of its intellectual properties and patents, were auctioned off and were purchased by a third party entity. This third party entity has agreed to negotiate on a contractual relationship with the Company to give the Company access to the Bright assets. The contractual relationship will be evaluated as a potential variable interest entity.

Subsequent to the fiscal year ended December 31, 2012, in the first quarter 2013, the Company received gross proceeds of $500,000 from a private placement of 1,000,000 shares of the Company’s common stock and warrants to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.75 per share pursuant to a financing agreement with Newmarket Traders LTD.