Form 10-K/A
period 2012-12-31
Echo Automotive, Inc.
filed 2013-04-22
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this amendment to Echo Automotive Inc. Company Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on April 16, 2013, is to amend Item 15 Exhibits and Financial Statement Schedules and to furnish the Exhibits 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.22 and 21.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on April 16, 2013 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits;

Exhibit Number	Description

10.15	License Agreement with CleanFutures, LLC dated April 5, 2013*

10.16	Securities Purchase Agreement with Newmarket Traders LTD dated February4, 2013*

10.17	Securities Purchase Agreement with Newmarket Traders LTD dated February7, 2013*

10.18	Securities Purchase Agreement with Newmarket Traders LTD dated February25, 2013*

10.19	Securities Purchase Agreement with Newmarket Traders LTD dated March7, 2013*

10.20	Lease Agreement with TREF Scottsdale LLC dated February 18, 2013.*

10.22	Offer of Employment*

21	List of Subsidiaries - Echo Automotive, LLC an Arizona limited liability company*

2

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2013.

Echo Automotive, Inc.

By:	/s/ William D. Kennedy
William D. Kennedy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ William D. Kennedy
William D Kennedy /s/ Rodney H. McKinley	Chief Executive Officer and Director (Principal Executive Officer)	April 22, 2013
Rodney H. McKinley	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 22, 2013
/s/ Jim Holden
Jim Holden	Director	April 22, 2013

/s/ Daniel Clarke
Daniel Clarke	Director	April 22, 2013

/s/ Jason Plotke
Jason Plotke	President and Director	April 22, 2013