Form 10-Q
period 2013-03-31
Echo Automotive, Inc.
filed 2013-05-15
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53681

ECHO AUTOMOTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

(Exact name of registrant as specified in its charter)

Nevada	98-0599680
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

16000 N. 80th Street, Scottsdale, AZ 85260

(Address of Principal Executive Offices)

(855) 324-6288

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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common stock, par value $.001	75,000,000

Echo Automotive, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$22,513	$1,879
Other current assets	69,994	59,027
Total current assets	92,507	60,906

Property and equipment, net	215,839	154,497
Intangibles, net	46,250	47,500
Total assets	$354,596	$262,903

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$242,531	$210,760
Accounts payable - related party	27,073	—
Bank overdraft	—	37,616
Accrued liabilities	200,484	189,450
Related party advances	123,000	100,000
Current portion of notes payable, net of debt discount of $26,307 and $0 for March 31, 2013 and December 31, 2012, respectively	433,693	150,000
Total current liabilities	1,026,781	687,826

Long-term portion of notes payable, net of current portion and debt discount of $0 and $9,214 for March 31, 2013 and December 31, 2012, respectively	250,000	581,786
Total liabilities	1,276,781	1,269,612

Contingencies and commitments

Stockholders’ deficit:
Common stock, par value $.001, 650,000,000 shares authorized; 75,000,000 issued and outstanding	75,000	75,000
Additional paid in capital	2,582,373	2,060,417
Stock subscription	—	(434,507)
Accumulated deficit	(3,579,558)	(2,707,619)
Total stockholders’ deficit	(922,185)	(1,006,709)

Total liabilities and stockholders’ deficit	$354,596	$262,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Period from Inception
	March 31,		(November 25, 2009)
	2013	2012	to March 31, 2013

Revenue	$600	$—	$130,956
Operating expenses:
General and administrative	842,049	116,448	3,505,241
Selling and marketing	4,779	1,020	86,472
Total operating expenses	846,828	117,468	3,591,713
Operating loss	(846,228)	(117,468)	(3,460,757)

Other expense
Interest expense	25,711	8,545	118,801
Total other expense	25,711	8,545	118,801

Loss before taxes	(871,939)	(126,013)	(3,579,558)

Income tax provision	—	—	—

Net loss	$(871,939)	$(126,013)	$(3,579,558)

Net loss per share
Basic and diluted	$(0.01)	$—

Weighted average common shares outstanding
Basic and diluted	75,000,000	26,016,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscriptions	Deficit	Total
Balance at November 25, 2009	—	$—	$—	$—	$—	$—

Member contributions	800,288	800	2,524	—	—	3,324

Net loss	—	—	—	—	(5,555)	(5,555)

Balance at December 31, 2009	800,288	800	2,524	—	(5,555)	(2,231)

Member contributions	10,810,148	10,810	34,090	—	—	44,900

Member withdrawls	(722,282)	(722)	(2,278)	—	—	(3,000)

Net loss	—	—	—	—	(38,600)	(38,600)

Balance at December 31, 2010	10,888,154	10,888	34,336	—	(44,155)	1,069.00

Member contributions	15,128,188	15,128	47,707	—	—	62,835

Net loss	—	—	—	—	(300,542)	(300,542)

Balance at December 31, 2011	26,016,342	26,016	82,043	—	(344,697)	(236,638)

Member contributions	26,483,658	26,484	83,516	—	—	110,000

Common stock of Canterbury	22,500,000	22,500	1,777,532	—	—	1,800,032

Stock subscriptions assumed in the merger	—	—	—	(434,507)	—	(434,507)

Extinguishment of related party payable	—	—	91,761	—	—	91,761

Issuance of warrants	—	—	25,565	—	—	25,565

Net loss	—	—	—	—	(2,362,922)	(2,362,922)

Balance at December 31, 2012	75,000,000	75,000	2,060,417	(434,507)	(2,707,619)	(1,006,709)

Financing agreement	—	—	500,000	—	—	500,000

Issuance of warrants	—	—	21,956	—	—	21,956

Receipt of funds on stock subscription	—	—	—	434,507	—	434,507

Net loss	—	—	—	—	(871,939)	(871,939)

Balance at March 31, 2013	75,000,000	$75,000	$2,582,373	$—	$(3,579,558)	$(922,185)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period from Inception
	Three Months Ended March 31,		(November 25, 2009)
	2013	2012	to March 31, 2013

Cash flows from operating activities:
Net loss	$(871,939)	$(126,013)	$(3,579,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,028	2,566	62,769
Accretion of debt discount	4,863	—	21,214
Changes in operating assets and liabilities:
Other current assets	(10,967)	1,500	(69,994)
Accounts payable	31,771	—	232,017
Accounts payable - related party	27,073	—	27,073
Bank overdraft	(37,616)	—	—
Accrued liabilities	11,034	8,545	200,484
Related party advance	23,000	—	123,000
Net cash used in operating activities	(803,753)	(113,402)	(2,982,995)

Cash flows from investing activities:
Purchases of intangibles	—	—	(50,000)
Purchases of property and equipment	(79,120)	(6,945)	(274,858)
Net cash used in investing activities	(79,120)	(6,945)	(324,858)

Cash flows from financing activities
Proceeds from stock subscriptions	434,507	—	1,902,307
Proceeds from notes payable	—	100,000	883,000
Principal repayments on notes payable	(31,000)	—	(63,000)
Proceeds from financing agreement	500,000	—	500,000
Advances from Company officers	—	—	159,250
Repayments to Company officers on advances	—	—	(159,250)
Capital withdrawals	—	—	(3,000)
Capital contributions	—	—	111,059
Net cash provided by financing activities	903,507	100,000	3,330,366

Increase (decrease) in cash	20,634	(20,347)	22,513
Cash, beginning of period	1,879	101,359	—
Cash, end of period	$22,513	$81,012	$22,513

Supplemental cash flow information

Cash Paid for interest	$473	$—	$473
Extinguishment of related party payable	$—	$—	$91,761
Debt extinguished with issuance of company stock	$—	$—	$110,000
Fair value of warrants granted and recorded as debt discount	$21,956	$—	$47,521
Extinguishment of related party payable with stock subscription	$—	$—	$97,693

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

Exchange Agreement

On September 21, 2012 Echo Automotive LLC (“Echo”) and DBPJ Stock Holding, LLC, sole member of Echo (the “Echo Member”) entered into an exchange agreement (the “Exchange Agreement”) with Canterbury. The Exchange Agreement resulted in the Echo Member receiving a total of 52,500,000 shares of common stock of Canterbury in exchange for 100% of the issued and outstanding units of Echo. In accordance with the terms of the Exchange Agreement, the shares received by the Echo Member represented 70% of the issued and outstanding common stock of Canterbury at the time of the Exchange Agreement. As part of the exchange, Canterbury changed its name to Echo Automotive, Inc.

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

Note 2 – Basis of Presentation

As a result of the Exchange Agreement, Canterbury merged with Echo, with Echo being the accounting acquirer thus resulting in a reverse merger. Therefore the accompanying financial statements are on a consolidated basis subsequent to September 21, 2012, but only reflect the operations of Echo prior to September 21, 2012.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The Company is a development stage company and has incurred significant losses during the three months ended March 31, 2013 and 2012 and for the period from inception (November 25, 2009) through March 31, 2013 and has experienced negative cash flows from operations since inception. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern as noted in Note 8.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Echo Automotive, LLC, beginning with the date of its acquisition. All significant intercompany accounts and transactions have been eliminated.

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

The Company’s financial instruments include cash, accounts payable, accrued liabilities, related party advances, and notes payable. The carrying value of these instruments approximates fair value due to the short-term nature of such instruments. The Company used inputs that would qualify as Level 2 inputs to make its assessment of the approximate fair value of the notes payable.

Note 4: Related Party Transactions

A shareholder of the Company made an advance of $23,000 during the three months ended March 31, 2013 for working capital purposes.  The advance is due on demand, non-interest bearing, and classified within related party advances in the accompanying condensed consolidated balance sheet as of March 31, 2013.

The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $70,000, $59,913 and $732,056 for the three months ended March 31, 2013 and 2012 and for the period from inception (November 25, 2009) through March 31, 2013, respectively. Accounts payable to these shareholders was $7,802 and $0 as of March 31, 2013 and December 31, 2012, respectively.

The Company incurred interest expense with related parties of $4,458, $1,688 and $28,694 for the three months ended March 31, 2013 and 2012 and for the period from inception (November 25, 2009) through March 31, 2013, respectively. The Company has accrued interest on related party notes payable of $28,694 and $24,236 recorded within accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

The shareholder associated with the $2,000,000 financing agreement discussed within Note 5 overpaid the Company $16,559 when making the final payment on the stock subscription in January 2013. Additionally, this shareholder paid for $10,514 of legal expenses on behalf of the Company. The total of these two transactions, $27,073, is included within accounts payable – related party in the accompanying balance sheet as of March 31, 2013.

Note 5: Equity

$2,000,000 Financing Agreement

In May 2012, the Company entered into a financing agreement to raise up to $2,000,000 through the sale of shares of its common stock at $0.50 per share and warrants to purchase one share of common stock of the Company with an exercise price of $0.75 per share, no vesting requirement and a term of 18 months. As of December 31, 2012, the Company had received all but $434,507 of the $2,000,000. In January 2013, the Company received the outstanding $434,507 for the right to 869,014 shares of the Company’s common stock.

As of March 31, 2013 the Company had not issued any shares of its common stock related to the $2,000,000 financing agreement. See Note 6 for discussion on the issuance of the related warrants.

$500,000 Financing Agreement

During February and March 2013, the Company received gross proceeds of $500,000 from a private placement of 1,000,000 shares of the Company’s common stock at $0.50 per share and warrants to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to the lower (i) of $0.75 per share or (ii) the preceding 10 day volume-weighted volume average price per share of Company stock prior to the exercise date, no vesting requirement and a term of 18 months pursuant to a financing agreement with Newmarket Traders LTD.

As of March 31, 2013 the Company had not issued any shares of its common stock related to the $500,000 financing agreement. See Note 6 for discussion on the issuance of the related warrants.

Note 6: Warrants

The following summarizes the warrant activity for the three months ended March 31, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2012	342,000	$0.01
Grants	5,022,500	0.75
Outstanding at March 31, 2013	5,364,500	$0.70	1.6	$215,055

Exerciseable at March 31, 2013	5,364,500	$0.70	1.6	$215,055

The weighted-average grant date fair value for the three months ended March 31, 2013 equaled $1.53 per share

On January 30, 2013, the Company issued 4,000,000 warrants to Hartford Equity, Inc. in conjunction with the $2,000,000 Financing Agreement discussed within Note 5. The grant-date fair value of these warrants was $914,388, which was calculated based on a pro-rata allocation of the grant-date fair value of the stock and warrants related to the $2,000,000 Financing Agreement to the proceeds received of $2,000,000. The grant-date fair value of the warrants used in the pro-rata allocation was calculated using the Black-Scholes pricing model with the assumptions below.

During February and March 2013, the Company issued a total of 1,000,000 warrants to Newmarket Traders LTD as discussed within Note 5. The grant-date fair value of these warrants was $224,298; which was calculated based on a pro-rata allocation of the grant-date fair value of the stock and warrants related to the $500,000 Financing Agreement to the proceeds received of $500,000. The grant-date fair value of the warrants used in the pro-rata allocation was calculated using the Black-Scholes pricing model with the assumptions below.

During the three months ended March 31, 2013 the Company issued 3,000 and 19,500 warrants to a related party lender and third party lender, respectively. The issuances were related to outstanding notes payable agreements with warrant features stating that for every $10 outstanding at the end of each calendar month the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The grant-date fair value of these warrants was $21,956, which was recorded as a debt discount. During the three months ended March 31, 2013 $2,597 of this debt discount was accreted to interest expense. The grant-date fair value of the warrants, and thus the debt discount, was valued using the Black-Scholes pricing model with the assumptions below.

Black-Scholes Pricing Model Assumptions
Exercise price	$0.01 - $0.75
Stock price	$0.60 - $1.94
Volatility	153.81% - 196%
Risk-free interest rate	0.20% - 0.88%
Expected Term	1.5 - 5 years

Note 7: Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three months ended March 31, 2013 and 2012, the assumed exercise of exercisable warrants and conversion of convertible notes payable are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per common share – diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented.

	Three Months Ended March 31,
	2013	2012

Convertible notes payable	1,654,524	804,524
Warrants	5,364,500	0

Note 8 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2013, the Company had a net loss of $871,939 as compared to a net loss of $126,013 for the three months ended March 31, 2012. Additionally, the Company has incurred a net loss of $3,579,558 for the period from inception (November 25, 2009) to March 31, 2013. As of March 31, 2013, the Company had not emerged from the development stage. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and achieve a level of profitability. The Company intends to finance operations by issuing additional common stock, warrants and through bridge financing. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 9 – Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of March 31, 2013.

Note Payable Default and Dispute

The Company is in dispute with a certain lender regarding the conversion terms of the outstanding notes payable agreement that is currently in default. The Company is attempting to utilize on-going dialogue with the lender to resolve the dispute and cure the default.

Note 10: Subsequent Events

License Agreement

On April 5, 2013 the Company entered into an amendment with CleanFutures (the “Amendment”) to the License Agreement dated February 1, 2012 (the “License Agreement”). The Amendment resulted from the mutual agreement with CleanFutures that the original intent of the License Agreement was not being met or adhered to. In accordance with the Amendment, the Company will issue 1,850,000 shares of the Company’s common stock to CleanFutures; in turn, the Company will receive certain rights, including perpetual use of the CleanFutures Patent and future patent(s), a non-compete agreement in which CleanFutures will not be permitted to do business with any of the Company’s competitors, and CleanFutures has agreed to certain covenants that will assure that CleanFutures will for perpetuity not interfere with the Company’s business. This Amendment superseded the existing License Agreement. The Company has not yet issued the shares of common stock related to this agreement.

Asset Acquisition

Bright Automotive, Inc. (“Bright”) was established in 2008 as an offspring of the non-profit Rocky Mountain Institute to commercialize and develop the IDEA plug-in hybrid electric fleet vehicle. Bright ceased operations in March 2012 after failing to obtain a loan through the Advanced Technology Vehicles Manufacturing Loan Program. The Company successfully hired key members of the Bright team and acquired certain facilities and intellectual property in a bid to accelerate EchoDrive™’s commercialization in spring of 2012. In the first quarter of 2013, Bright’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by Advanced Technical Asset Holdings, LLC (“ATAH”), a company wholly owned by a shareholder of the Company, for a total purchase price of $500,000, comprised of $250,000 of cash and $250,000 of promissory notes. On April 5, 2013 the Company acquired ATAH for 6,000,000 shares of the Company’s common stock, a fair market value of $3,120,000, as part of an exchange agreement with ATAH in which the Company received full ownership of the assets described above, $100,000 cash, and a promissory note for $400,000. The Company is in the process of evaluating the purchase price allocation. As part of the asset acquisition between Bright and ATAH, Bright is due 277,778 shares of the Company’s common stock. The Company has not yet issued the shares of common stock related to this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 16, 2013.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Echo Automotive, Inc., which is also sometimes referred to as the “Company.”

You Should Not Place Undue Reliance on These Forward-Looking Statements

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

Overview

We were organized under the laws of the State of Nevada on September 2, 2008 under the name Canterbury Resources, Inc. On August 27, 2012 we effected a stock dividend of four shares of common stock of the Company for each share of common stock issued and outstanding. Effective September 24, 2012, we amended our Articles of Incorporation to change our name from “Canterbury Resources, Inc.” to “Echo Automotive, Inc.”

On October 11, 2012 we closed a voluntary exchange transaction (the “Exchange” or “Exchange Transaction”) with Echo Automotive, LLC, an Arizona limited liability company (“Echo LLC”) and DBPJ Stock Holding, LLC, an Arizona limited liability company and sole member of Echo (the “Echo LLC Member”) pursuant to an Exchange Agreement dated September 21, 2012 (the “Exchange Agreement”) by and among the Company, Echo LLC, and the Echo LLC Member. As a result of the Exchange, the Echo LLC Member acquired 70% of our issued and outstanding common stock, Echo LLC became our sole wholly-owned subsidiary, and we acquired the business and operations of Echo LLC.

Through Echo LLC, we are now a development stage company with several technologies and methods that allow commercial fleet vehicles to significantly reduce their overall fuel expenses. Our business plan is based on providing the marketplace with a business proposition for reducing the use of fossil fuels by augmenting power trains within existing commercial fleet vehicles with highly efficient electrical assist delivered through electric motors powered by our modular plug-in batteries to achieve rapid real-world operating results including a rapid return on the investment for such amended vehicles.

As of the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue and we do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our operations to date have been funded by advances, private “family and friends” capital contributions, equity financings, and subsequent equity conversions by the majority stockholders. Our working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

For the three months ended March 31, 2013 we had a net loss of $871,939 as compared to a net loss of $126,013 for the three months ended March 31, 2012.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenues

We are in the research and development phase and currently have no customers. We had $600 and $0 of revenue during the three months ended March 31, 2013 and 2012.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change	Percent

Three Months Ended March 31,	$842,049	$116,448	$725,601	623%

Our general and administrative expenses increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due increases in payroll expenses of approximately $439,000, consulting expenses of approximately $47,000, legal expenses of approximately $61,000, rent expense of approximately $40,000 and other miscellaneous expenses of approximately $139,000.

Selling and Marketing Expenses

	Selling and Marketing Expenses
	2013	2012	Change	Percent

Three Months Ended March 31,	$4,779	$1,020	$3,759	369%

Selling and marketing expenses increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to significant sales, marketing and public relations efforts including, but not limited to, a major industry tradeshow, news releases providing business updates to the marketplace, marketing collateral for customer meetings, and sales calls which required the shipping of the Echo demonstration vehicle.

Operating Loss

	Operating Loss
	2013	2012	Change	Percent

Three Months Ended March 31,	$(846,228)	$(117,468)	$(728,760)	620%

The increase in our operating loss for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is due to the increase in general and administrative expenses and selling and marketing expenses, each of which is described above.

Total Other Expense

	Total Other Expense
	2013	2012	Change	Percent

Three Months Ended March 31,	$25,711	$8,545	$17,166	201%

In the three months ended March 31, 2013, the change in other expense is completely interest expense related.

Net Loss

	Net Loss
	2013	2012	Change	Percent

Three Months Ended March 31,	$(871,939)	$(126,013)	$(745,926)	592%

Changes in net loss are attributable to our changes in operating loss and other expense, each of which we have described above.

From Inception (November 25, 2009) to March 31, 2013

We have generated $130,956 of revenue since inception (November 25, 2009). We are in the research and development phase and currently have no customers. Revenue from inception to March 31, 2013 is attributable to the sales of carbon credits and consulting services. We have incurred $3,591,713 of operating expenses from inception through March 31, 2013. These expenses are comprised of $3,505,241 of general and administrative expenses and $86,472 of selling and marketing expenses. The general and administrative expenses consist of payroll, consulting, legal, rent, and miscellaneous expenses. We also incurred $118,801 of interest expense. Our net loss from inception through March 31, 2013 is $3,579,558.

Liquidity and Capital Resources

Net cash used in operating activities was $803,753 and $113,402 for the three months ended March 31, 2013 and 2012, respectively. The increase is mainly attributable to increases in net loss of approximately $746,000 and settlement of the bank overdraft of approximately $38,000, partially offset by non-cash depreciation, amortization, and accretion of debt discount of approximately $22,000 and increase to accounts payable and related party advances of approximately $82,000.

As of March 31, 2013, we had cash on hand of $22,513 and negative working capital of $934,274. We believe that our cash on hand and working capital will not be sufficient to meet our anticipated cash requirements for the next 12 months. To date, our working capital has been a combination of private investments, private loans, stockholder capital contributions, and advances through promissory notes.

Cash used in investing activities was $79,120 and $6,945 for the three months ended March 31, 2013 and 2012, respectively, consisting of the purchase of property and equipment.

Cash provided by financing activities was $903,507 and $100,000 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, we received cash from a stock subscription in the amount of $434,507, received $500,000 from a financing agreement with Newmarket Traders LTD, and made repayments on debt of $31,000. During the year ended December 31, 2012, we secured notes payable in the amount of $100,000.

We had negative working capital of $934,274 as of March 31, 2013 compared to $626,920 as of December 31, 2012. Our cash position increase to $22,513 at March 31, 2013 compared to $1,879 at December 31, 2012, for the reasons described above.

As of March 31, 2013, we have outstanding notes payable totaling $710,000, of which $460,000, excluding the debt discount, is classified as short-term. Interest expense incurred on all debt, excluding the expense related to the accretion of the debt discount, was $20,848 and $8,545 for the three months ended March 31, 2013 and 2012, respectively.

In May 2012, we entered into a financing agreement to raise up to $2,000,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months. As of March 31, 2013 we received the entire $2,000,000 under this private placement and issued the related 4,000,000 warrants; but had not yet issued the related 4,000,000 shares.

In February and March 2013, we entered into a financing agreement to raise $500,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months. As of March 31, 2013 we received the entire $500,000 under this private placement and issued the related 1,000,000 warrants, but had not yet issued the related 1,000,000 shares.

We are currently seeking both short-term funding to finance current operations as well as significant amounts of long term capital to execute our business plan. We project that to keep operations at our current level, approximately $3.0 million in short term funding will be required over the next three months to cover our anticipated monthly expenses and the purchase of electric motors and battery cells. Our base monthly expenses total approximately $250,000. In order to successfully execute our business plan including the planned development and marketing of our current products, an additional $2.0 million will be required in long term financing which includes hiring additional personnel, electric motors, battery cells, and costs related to selling and marketing efforts.

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

Off-Balance Sheet Arrangements

None.

Significant Accounting Policies

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which are incorporated by reference herein.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on our condensed consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued but not yet effective that might have a material impact on our financial position, results of operations, or condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of our management, there are no material legal proceedings pending against us or any of our officers or directors.

Item 1A - Risk Factors

There have been no material updates to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no sales or issuances of our securities without registration under the Securities Act of 1933, as amended, during the three months ended March 31, 2013, that were not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009).

3.1(b)	Text of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012).

3.2	Bylaws, as amended (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009)

10.1	Exchange Agreement, dated April 5, 2013, between the Company and Advanced Technical Asset Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 11, 2013)

10.2	License Agreement with CleanFutures, LLC dated April 5, 2013 (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on April 16, 2013).

10.3	Securities Purchase Agreement with Newmarket Traders LTD dated February 4, 2013 (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on April 16, 2013).

10.4	Securities Purchase Agreement with Newmarket Traders LTD dated February 7, 2013 (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on April 16, 2013).

10.5	Securities Purchase Agreement with Newmarket Traders LTD dated February 25, 2013 (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on April 16, 2013).

10.6	Securities Purchase Agreement with Newmarket Traders LTD dated March 7, 2013 (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on April 16, 2013).

10.7	Lease Agreement with TREF Scottsdale LLC dated February 18, 2013 (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on April 16, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	Interactive Data File**

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

Dated: May 15, 2013

