Form 10-Q
period 2013-06-30
Echo Automotive, Inc.
filed 2013-08-19
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non–Accelerated filer  ☐          Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common stock, par value $.001	89,573,811

Echo Automotive, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$3,169	$1,879
Other current assets	69,052	59,027
Total current assets	72,221	60,906

Property and equipment, net	682,376	154,497
Intangibles, net	3,393,434	47,500
Total assets	$4,148,031	$262,903

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$297,409	$210,760
Accounts payable - related party	27,073	—
Bank overdraft	—	37,616
Accrued liabilities	271,181	189,450
Related party advances	127,603	100,000
Current portion of notes payable, net of debt discount of $26,525 and $0 for June 30, 2013 and December 31, 2012, respectively	533,475	150,000
Total current liabilities	1,256,741	687,826

Long-term portion of notes payable, net of current portion and debt discount of $94,827 and $9,214 for June 30, 2013 and December 31, 2012, respectively	221,173	581,786
Total liabilities	1,477,914	1,269,612

Contingencies and commitments

Stockholders’ equity (deficit):
Common stock, par value $.001, 650,000,000 shares authorized; 80,000,000 and 75,000,000 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	80,000	75,000
Additional paid in capital	8,591,554	2,060,417
Stock subscription	(1,334,000)	(434,507)
Accumulated deficit	(4,667,437)	(2,707,619)
Total stockholders’ equity (deficit)	2,670,117	(1,006,709)

Total liabilities and stockholders’ equity (deficit)	$4,148,031	$262,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended		Period from Inception
	June 30,		June 30,		(November 25, 2009)
	2013	2012	2013	2012	to June 30, 2013

Revenue	$—	$6,100	$600	$6,100	$130,956
Operating expenses:
General and administrative	1,049,218	536,654	1,891,267	653,102	4,554,459
Selling and marketing	6,834	1,023	11,613	2,043	93,306
Total operating expenses	1,056,052	537,677	1,902,880	655,145	4,647,765
Operating loss	(1,056,052)	(531,577)	(1,902,280)	(649,045)	(4,516,809)

Other expense
Interest expense	31,827	13,935	57,538	22,479	150,628
Total other expense	31,827	13,935	57,538	22,479	150,628

Loss before taxes	(1,087,879)	(545,512)	(1,959,818)	(671,524)	(4,667,437)

Income tax provision	—	—	—	—	—

Net loss	$(1,087,879)	$(545,512)	$(1,959,818)	$(671,524)	$(4,667,437)

Net loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	77,582,418	26,016,342	76,298,343	26,016,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
(unaudited)

	Common Stock		Additional Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscriptions	Deficit	Total

Balance at November 25, 2009	—	$—	$—	$—	$—	$—

Member contributions	800,288	800	2,524	—	—	3,324

Net loss	—	—	—	—	(5,555)	(5,555)

Balance at December 31, 2009	800,288	800	2,524	—	(5,555)	(2,231)

Member contributions	10,810,148	10,810	34,090	—	—	44,900

Member withdrawls	(722,282)	(722)	(2,278)	—	—	(3,000)

Net loss	—	—	—	—	(38,600)	(38,600)

Balance at December 31, 2010	10,888,154	10,888	34,336	—	(44,155)	1,069.00

Member contributions	15,128,188	15,128	47,707	—	—	62,835

Net loss	—	—	—	—	(300,542)	(300,542)

Balance at December 31, 2011	26,016,342	26,016	82,043	—	(344,697)	(236,638)

Member contributions	26,483,658	26,484	83,516	—	—	110,000

Common stock of Canterbury	22,500,000	22,500	1,777,532	—	—	1,800,032

Stock subscriptions assumed in the merger	—	—	—	(434,507)	—	(434,507)

Extinguishment of related party payable	—	—	91,761	—	—	91,761

Issuance of warrants	—	—	25,565	—	—	25,565

Net loss	—	—	—	—	(2,362,922)	(2,362,922)

Balance at December 31, 2012	75,000,000	75,000	2,060,417	(434,507)	(2,707,619)	(1,006,709)

Financing agreements	5,000,000	5,000	495,000	—	—	500,000

Recognition of shares issuable in exchange for assets acquired	—	—	4,408,945	—	—	4,408,945

Stock subscription receivable			1,500,000	(1,500,000)		—

Receipt of funds on stock subscriptions	—	—	—	600,507	—	600,507

Recognition of contingent beneficial conversion feature and warrants	—	—	127,192	—	—	127,192

Net loss	—	—	—	—	(1,959,818)	(1,959,818)

Balance at June 30, 2013	80,000,000	$80,000	$8,591,554	$(1,334,000)	$(4,667,437)	$2,670,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Period from Inception
	Six Months Ended June 30,		(November 25, 2009)
	2013	2012	to June 30, 2013

Cash flows from operating activities:
Net loss	$(1,959,818)	$(671,524)	$(4,667,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,252	9,990	182,993
Accretion of debt discount	15,054	—	31,405
Changes in operating assets and liabilities:
Accounts receivable	—	(6,100)
Other current assets	(10,025)	(45,000)	(69,052)
Accounts payable	86,649	—	286,895
Accounts payable - related party	27,073	—	27,073
Bank overdraft	(37,616)	—	—
Accrued liabilities	56,731	32,478	246,181
Related party advance	27,603	—	127,603
Net cash used in operating activities	(1,655,097)	(680,156)	(3,834,339)

Cash flows from investing activities:
Purchases of intangibles	—	(50,000)	(50,000)
Purchases of property and equipment	(79,120)	(124,272)	(274,858)
Net cash used in investing activities	(79,120)	(174,272)	(324,858)

Cash flows from financing activities
Proceeds from stock subscriptions	600,507	—	2,068,307
Proceeds from notes payable	166,000	800,000	1,049,000
Principal repayments on notes payable	(31,000)	—	(63,000)
Proceeds from financing agreement	500,000	—	500,000
Proceeds from shares issuable in exchange for assets acquired	500,000	—	500,000
Advances from Company officers	—	—	159,250
Repayments to Company officers on advances	—	—	(159,250)
Capital withdrawals	—	—	(3,000)
Capital contributions	—	—	111,059
Net cash provided by financing activities	1,735,507	800,000	4,162,366

Increase (decrease) in cash	1,290	(54,428)	3,169
Cash, beginning of period	1,879	101,359	—
Cash, end of period	$3,169	$46,931	$3,169

Supplemental cash flow information

Shares issuable in exchange for assets acquired	$4,408,945	$—	$4,408,945
Extinguishment of related party payable	$—	$—	$91,761
Debt extinguished with issuance of company stock	$—	$—	$110,000

Recognition of contingent beneficial conversion feature and warrants	$127,192	$—	$152,757
Extinguishment of related party payable with stock subscription	$—	$—	$97,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC..
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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The Company is a development stage company and has incurred significant losses during the three and six months ended June 30, 2013 and 2012 and for the period from inception (November 25, 2009) through June 30, 2013 and has experienced negative cash flows from operations since inception. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern as noted in Note 10.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Echo Automotive, LLC and Advanced Technical Asset Holdings, LLC, beginning with their respective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

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

Note 4: Asset Acquisition

Bright Automotive, Inc. (“Bright”) was established in 2008 as an offspring of the non-profit Rocky Mountain Institute to commercialize and develop the IDEA plug-in hybrid electric fleet vehicle. Bright ceased operations in March 2012 after failing to obtain a loan through the Advanced Technology Vehicles Manufacturing Loan Program. The Company successfully hired key members of the Bright team and acquired certain facilities and intellectual property in a bid to accelerate EchoDrive™’s commercialization in spring of 2012. In the first quarter of 2013, Bright’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by Advanced Technical Asset Holdings, LLC (“ATAH”), a company wholly owned by a shareholder and debt holder of the Company, for a total purchase price of $500,000, comprised of $250,000 of cash and $250,000 of promissory notes. As part of the asset acquisition between Bright and ATAH, Bright is due 277,778 shares of the Company’s common stock within 12 months of the date of the execution of the agreement. Additionally, $25,000 and 27,778 shares of the Company’s common stock were due within 90 days of the execution of the agreement for the satisfactory transfer of the intellectual property and all the rights and privileges associated with the intellectual property. The $25,000 and a combined fair value of $326,945 for the 305,556 shares that ATAH is obligated to issue to Bright as of the acquisition date pursuant to the agreement were recorded as a liability by ATAH. The value of the shares was based on the market price of the stock as of the acquisition date.

On April 5, 2013 the Company acquired all of the issued and outstanding units of ATAH for 6,000,000 shares of the Company’s common stock. The value of the shares exchanged for units of ATAH was approximated $3,120,000, which was based on the market price of the stock as of the acquisition date. As part of an exchange agreement with ATAH, the Company assumed all of the assets and liabilities described above, $100,000 cash, and a promissory note for $400,000. As of June 30, 2013, the promissory note was paid and the Company received $400,000. The $25,000 and the 305,556 shares of the Company’s common stock were not paid to Bright as of June 30, 2013. The Company has allocated the fair value of the shares exchanged based on the relative fair value of the assets that qualify for allocation. The Company has not yet issued the shares of common stock related to this transaction and has recorded such an obligation in equity. The Company determined that this transaction met the business scope exception thus asset acquisition accounting was used instead of business combination accounting.

The following table summarizes the assets and liabilities assumed:

		Estimated
	Purchase	Useful Life
Asset or Liability Assumed	Price	(years)

Patents	$2,460,219	14
Cash	500,000	N/A
Show Auto (Vehicles)	492,044	5
Computer Equipment	19,682	3
Obligation to pay cash to Bright	(25,000)	N/A
Obligation to issue shares to Bright	(326,945)	N/A
Net assets	$3,120,000

License Agreement

On April 5, 2013 the Company entered into an amendment with CleanFutures (the “Amendment”) to the License Agreement dated February 1, 2012 (the “License Agreement”). The Amendment resulted from the mutual agreement with CleanFutures that the original intent of the License Agreement was not being met or adhered to. In accordance with the Amendment, the Company will issue 1,850,000 shares of the Company’s common stock to CleanFutures; in turn, the Company will receive certain rights, including perpetual use of the CleanFutures Patent and future patent(s), a non-compete agreement in which CleanFutures will not be permitted to do business with any of the Company’s competitors, and CleanFutures has agreed to certain covenants that will assure that CleanFutures will for perpetuity not interfere with the Company’s business. This Amendment superseded the existing License Agreement. The Company has not yet issued the shares of common stock related to this agreement. The fair value of the shares was $962,000 on April 5, 2013 based on stock price of $.52 on that date and was allocated among the assets based on their relative fair values. Any assets described below that was not assigned a purchase price was considered not to have value as contemplated by the terms of the agreement. The amounts purchased were capitalized based on the market price of the stock.

The following table summarizes the assets acquired:

Intangible Asset Acquired	Purchase Price	Estimated Useful Life (years)

License Agreement	$962,000	7

The amortization expense relating to these acquisitions was $73,785 for the three and six months ended June 30, 2013.

Note 5: Related Party Transactions

Shareholders of the Company made advances of $25,570 during the six months ended June 30, 2013 for working capital purposes. The advances are due on demand, non-interest bearing, and classified within related party advances in the accompanying condensed consolidated balance sheet as of June 30, 2013.

The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $72,500 and $142,500 for the three and six months ended June 30, 2013, respectively, and $126,317 and $186,230 for the three and six months ended June 30, 2012, respectively. The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $804,556 for the period from inception (November 25, 2009) through June 30, 2013.

The Company incurred interest expense with related parties of $4,445 and $8,913 for the three and six months ended June 30, 2013, respectively. The Company incurred interest expense with related parties of $3,771 and $5,421 for the three and six months ended June 30, 2012, respectively. Total interest expense with related parties for the period from inception (November 25, 2009) through June 30, 2013 was $33,149. The Company has accrued interest on related party notes payable of $33,149 and $24,236 recorded within accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

The shareholder associated with the $2,000,000 financing agreement discussed within Note 7 overpaid the Company $16,559 when making the final payment on the stock subscription in January 2013. Additionally, this shareholder paid for $10,514 of legal expenses on behalf of the Company. The total of these two transactions, $27,073, is included within accounts payable – related party in the accompanying balance sheet as of June 30, 2013.

Note 6: Debt

On May 20, 2013, the Company entered into a financing and security agreement and a secured convertible subordinated promissory note with United Fleet Financing LLC “UFF” of which the sole member is a related party and also the owner of ATAH. Pursuant to the terms and conditions of this agreement, UFF has agreed to provide the Company $1,500,000 of financing for working capital. The financing will be provided to the Company in nine scheduled installments beginning June 15, 2013 and ending January 1, 2014, starting with a first installment of $166,000. Each installment payment has a term of 5 years from first installment of funding. Pursuant to the agreement UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share and receive up to 2,727,272 warrants, each to purchase 1.25 shares of common stock at a per share exercise price of $0.65 with a term of 18 months.

As of June 30, 2013 the Company has received $166,000 in cash related to this agreement and issued 377,273 warrants as discussed in Note 8. A debt discount of $95,624 was recorded to reflect a beneficial conversion feature and warrants associated with the first installment payable of $166,000. The debt discount is being amortized to interest expense until maturity or its earlier repayment or conversion. As of June 30, 2013 the Company has not issued any shares of its common stock related to this agreement.

Note 7: Equity

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

As of June 30, 2013 the Company issued 4,000,000 shares related to this agreement. See Note 8 for discussion on the issuance of the related warrants.

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

As of June 30, 2013 the Company issued 1,000,000 shares related to this agreement. See Note 8 for discussion on the issuance of the related warrants.

$1,500,000 Securities Agreement

On May 16, 2013, the Company entered into a securities purchase agreement with UFF pursuant to which UFF agreed to provide $1,500,000 of funding to the Company for working capital in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of the Company’s common stock at an exercise price equal to $0.65 per share, exercisable over five years. The $1,500,000 received was recorded as stock subscription receivable.

As of June 30, 2013 the Company has received $166,000 in cash related to this agreement and issued 377,273 warrants as discussed in Note 8. As of June 30, 2013 the Company has not issued any shares of its common stock related to this agreement.

Note 8: Warrants

As discussed in Note 7, the Company issued warrants during the six months ended June 30, 2013. The following summarizes the warrant activity for the six months ended June 30, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2012	342,000	$0.01
Grants	5,799,546	0.73
Outstanding at June 30, 2013	6,141,546	$0.69	1.6	$150,930

Exerciseable at June 30, 2013	6,141,546	$0.69	1.6	$150,930

The weighted-average grant date fair value for the six months ended June 30, 2013 equaled $1.37 per share.

On January 30, 2013, the Company issued 4,000,000 warrants to Hartford Equity, Inc. in conjunction with the $2,000,000 Financing Agreement discussed within Note 7. The grant-date fair value of these warrants was $914,388, which was calculated based on a pro-rata allocation of the grant-date fair value of the stock and warrants related to the $2,000,000 Financing Agreement to the proceeds received of $2,000,000.

During February and March 2013, the Company issued a total of 1,000,000 warrants to Newmarket Traders LTD as discussed within Note 7. The grant-date fair value of these warrants was $224,298; which was calculated based on a pro-rata allocation of the grant-date fair value of the stock and warrants related to the $500,000 Financing Agreement to the proceeds received of $500,000.

During the three months ended June 30, 2013 the Company issued 3,000 and 19,500 warrants to a related party lender and third party lender, respectively. During the six months ended June 30, the Company issued 6,000 and 39,000 warrants to a related party lender and third party lender, respectively. The issuances were related to outstanding notes payable agreements with warrant features stating that for every $10 outstanding at the end of each calendar month the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The grant-date fair value of these warrants was $9,675 and $31,575, for the three and six months ended June 30, 2013, respectively, which was recorded as a debt discount. During the three and six months ended June 30, 2013 $7,666 and $10,263 of this debt discount was accreted to interest expense.

On June 15, 2013, the Company issued 377,273 warrants relating to a $1.5 million securities purchase agreement with UFF entered into on May 20, 2013. The issuances were related to proceeds received of $166,000 which is the first of nine scheduled installments beginning June 15, 2013 and ending January 1, 2014. Pursuant to the agreement, the Company receives cash in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of the Company’s common stock at an exercise price equal to $0.65 per share, exercisable over five years. The grant date fair value of the warrants issued on June 15, 2013 was $88,936, which was calculated on a pro-rata allocation of the grant date fair value of the stock and warrants related to the $1.5 million securities agreement to the proceeds received of $166,000.

On June 15, 2013, the Company issued 377,273 warrants relating to a $1.5 million financing and security agreement and a secured convertible subordinated promissory note with UFF entered into on May 20, 2013.  The issuances were related to proceeds received of $166,000 which is the first of nine scheduled installments beginning June 15, 2013 and ending January 1, 2014.  Pursuant to the agreement and the note, the conversion price is $0.55 per share, to purchase 1.25 shares of restricted common stock at a per share exercise price of $0.65 with a term of 18 months.  The grant date fair value of the warrants issued on June 15, 2013 was $113,558 of which $95,624 was allocated as a debt discount and beneficial conversion.  During the three and six months ended June 30, 2013, $796 of this debt discount was accreted to interest expense.

The warrants issued during the six months ended June 30, 2013 were valued using the Black-Scholes pricing model with the following range of assumptions:

Black-Scholes Pricing Model Assumptions
Exercise price	$0.01 - $0.75
Stock price	$0.40 - $1.94
Volatility	153.81% - 196%
Risk-free interest rate	0.20% - 1.41%
Expected Term	1.5 - 5 years

Note 9: Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and six months ended June 30, 2013 and 2012, the assumed exercise of exercisable warrants and conversion of convertible notes payable are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per common share – diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented.

	Three and Six Months Ended June 30,
	2013	2012

Convertible notes payable	1,956,342	1,175,953
Warrants	7,064,402	314,285

Note 10: Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2013, the Company had a net loss of $1,087,879 and $1,959,818, respectively, as compared to a net loss of $545,512 and $671,524 for the three and six months ended June 30, 2012, respectively.  Additionally, the Company has incurred a net loss of $4,667,437 for the period from inception (November 25, 2009) to June 30, 2013.  As of June 30, 2013, the Company had not emerged from the development stage. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company's ability to begin operations and achieve a level of profitability. The Company intends to finance operations by issuing additional common stock, warrants and through bridge financing. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 11:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of June 30, 2013.

Note Payable Default and Dispute

The Company is in dispute with a certain lender regarding the conversion terms of the outstanding notes payable agreement that is currently in default.  The Company is attempting to utilize on-going dialogue with the lender to resolve the dispute and cure the default.

Note 12: Subsequent Events

On June 20, 2013, the Company entered into a financing and security agreement and secured a convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald agreed to provide the Company with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of the Company’s common stock at an exercise price of $0.65 per share, exercisable over a five year term. The Emerald Note has a maturity date of five years and will bear interest at 8% annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party at a rate of two shares of the Company’s restricted common stock for each $0.70. In connection with this financing, Emerald received warrants to purchase 714,286 shares of the Company’s restricted common stock at an exercise price of $0.65 per share, exercisable over a five year term.  As of June 30, no funds have been received related to this agreement and therefore no shares are considered issuable per the agreement.  In July, 2013, the Company received a cash payment relating to this agreement. There was no obligation for the Company to repay at June 30, 2013, so it is not included as a liability at that date.

On July 3, 2013, as part of an equity agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its Common Stock, $.001 par value.  The amount of shares to be registered was 11,288,094 million.

On August 1, 2013, the Company amended the $1.5 million securities purchase agreement dated May 16, 2013 to change the payment schedule such that two payments are received in August 2013 rather than two payments received in July 2013.

On August 1, 2013, the Company amended the $1.5 million financing and security agreement dated May 20, 2013 to change the payment schedule such that all payments are received by December 31, 2013.

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

Bright Automotive, Inc. was established in 2008 as an offspring of the non-profit Rocky Mountain Institute to commercialize and develop the IDEA plug-in hybrid electric fleet vehicle. Bright Automotive ceased operations in March 2012 after failing to obtain a loan through the Advanced Technology Vehicles Manufacturing Loan Program. We successfully hired key members of the Bright Automotive team and acquired certain facilities and intellectual property in a bid to accelerate EchoDriveTM’s commercialization in spring of 2012. In the first quarter of 2013, Bright Automotive, Inc.’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by Advanced Technical Asset Holdings, LLC (“ATAH”). On April 5, 2013, we acquired ATAH for 6,000,000 shares of our common stock as part of an exchange agreement with ATAH in which we received full ownership of the assets described above (“ATAH Exchange”). We plan to use the intellectual property and patents to develop additional electrification solutions for the marketplace.

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

For the three and six months ended June 30, 2013 we had a net loss of $1,087,879 and $1,959,818, respectively, as compared to a net loss of $545,512 and $671,524, respectively for the three and six months ended June 30, 2012.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

Revenues

We are in the research and development phase and currently have no customers.  We had $0 and $600, respectively of revenue during the three and six months ended June 30, 2013 and $6,100 for the three and six months ended June 30, 2012. This revenue is attributable to the sales of carbon credits and consulting services.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change	Percent

Three Months Ended June 30,	$1,049,218	$536,654	$512,564	96%
Six Months Ended June 30,	$1,891,267	$653,102	$1,238,165	190%

General and administrative expenses increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to increases in payroll expenses of approximately $218,000, legal expenses of approximately $111,000, rent expense of approximately $38,000, other expenses of approximately $183,000, partially offset by a decrease in consulting expenses of approximately $37,000.

General and administrative expenses increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to increases in payroll expenses of approximately $656,000, legal expenses of approximately $172,000, rent expense of approximately $77,000 and consulting expenses of approximately $10,000 and other expenses of approximately $323,000.

Selling and Marketing Expenses

	Selling and Marketing Expenses
	2013	2012	Change	Percent

Three Months Ended June 30,	$6,834	$1,023	$5,811	568%
Six Months Ended June 30,	$11,613	$2,043	$9,570	468%

Selling and marketing expenses increased in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 due to significant sales, marketing and public relations efforts including, but not limited to, a major industry tradeshow, news releases providing business updates to the marketplace, marketing collateral for customer meetings, and sales calls which required the shipping of the Echo demonstration vehicle.

Operating Loss

	Operating Loss
	2013	2012	Change	Percent

Three Months Ended June 30,	$(1.056,052)	$(531,577)	$(524,475)	99%
Six Months Ended June 30,	$(1,902,280)	$(649,045)	$(1,253,235)	193%

The increase in our operating loss for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 is due to the increase in general and administrative expenses and selling and marketing expenses, each of which is described above.

Total Other Expense

	Total Other Expense
	2013	2012	Change	Percent

Three Months Ended June 30,	$31,827	$13,935	$17,892	128%
Six Months Ended June 30,	$57,538	$22,479	$35,059	156%

In the three and six months ended June 30, 2013, the change in other expense is interest expense on our various debt.

Net Loss

	Net Loss
	2013	2012	Change	Percent

Three Months Ended June 30,	$(1,087,879)	$(545,512)	$(542,367)	99%
Six Months Ended June 30,	$(1,959,818)	$(671,524)	$(1,288,294)	192%

Changes in net loss are attributable to our changes in operating loss and other expense, each of which we have described above.

From Inception (November 25, 2009) to June 30, 2013

We have generated $130,956 of revenue since inception (November 25, 2009).   We are in the research and development phase and currently have no customers.  Revenue from inception to June 30, 2013 is attributable to the sales of carbon credits and consulting services.  We have incurred $4,647,765 of operating expenses from inception through June 30, 2013.  These expenses are comprised of $4,554,459 of general and administrative expenses and $93,306 of selling and marketing expenses.  The general and administrative expenses consist of payroll, consulting, legal, rent, and miscellaneous expenses.  We also incurred $150,628 of interest expense.  Our net loss from inception through June 30, 2013 is $4,667,437.

Liquidity and Capital Resources

Net cash used in operating activities was $1,655,097 and $680,156 for the six months ended June 30, 2013 and 2012, respectively.  The increase is mainly attributable to increases in net loss of approximately $1,288,294 and settlement of the bank overdraft of approximately $38,000, partially offset by non-cash depreciation, amortization, and accretion of debt discount of approximately $129,262 and increase to accounts payable and related party advances of approximately $141,000.

As of June 30, 2013, we had cash on hand of $3,169 and negative working capital of $1,184,520. We believe that our cash on hand and working capital will not be sufficient to meet our anticipated cash requirements for the next 12 months.  To date, our working capital has been a combination of private investments, private loans, stockholder capital contributions, and advances through promissory notes.

Cash used in investing activities was $79,120 and $174,272 for the six months ended June 30, 2013 and 2012, respectively. In 2013, this amount consisted of purchases of property and equipment.  In 2012, this amount consisted of purchases of property and equipment of $124,272 and purchases of intangibles of $50,000.

Cash provided by financing activities was $1,735,507 and $800,000 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, we received cash from stock subscriptions in the amount of $600,507, proceeds from notes payable of $166,000, proceeds from a financing agreement of $500,000, proceeds from shares issuable in exchange for assets acquired of $500,000 and made repayments on debt of $31,000. During the six months ended June 30, 2012, we secured notes payable in the amount of $800,000.

We had negative working capital of $1,184,520 as of June 30, 2013 compared to $626,920 as of December 31, 2012. Our cash position increased to $3,169 at June 30, 2013 compared to $1,879 at December 31, 2012, for the reasons described above.

As of June 30, 2013, we have outstanding notes payable totaling $876,000, of which $560,000, excluding the debt discount, is classified as short-term. Interest expense incurred on all debt, excluding the expense related to the accretion of the debt discount, was $41,484 and $22,478 for the six months ended June 30, 2013 and 2012, respectively.

In May 2012, we entered into a financing agreement to raise up to $2,000,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months. As of June 30, 2013 we received the entire $2,000,000 under this private placement and issued the related shares and warrants.

In February and March 2013, we entered into a financing agreement to raise $500,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months.  As of June 30, 2013 we received the entire $500,000 under this private placement and issued the related shares and warrants.

On May 16, 2013, we entered into a securities purchase agreement with United Fleet Financing LLC “UFF” of which the sole member is a related party. Pursuant to the agreement, UFF agreed to provide $1,500,000 of funding for working capital in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of our common stock at an exercise price equal to $0.65 per share, exercisable over five years.

On May 20, 2013, we entered into a financing and security agreement and a secured convertible subordinated promissory note with UFF.  Pursuant to the terms and conditions of this agreement, UFF has agreed to provide us $1,500,000 of financing for working capital. The financing will be provided to us in nine scheduled installments beginning June 15, 2013 and ending January 1, 2014, starting with a first installment of $166,000.  Pursuant to the agreement UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share and receive up to 2,727,272 warrants, each to purchase 1.25 shares of  common stock at a per share exercise price of $0.65 with a term of 18 months.

On June 20, 2013, we entered into a financing and security agreement and a secured convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald agreed to provide us with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of our common stock at an exercise price of $0.65 per share, exercisable over a five (5) year term. The Emerald Note has a maturity date of five (5) years and will bear interest at eight percent (8%) annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party a rate of two (2) shares of our restricted common stock for each $0.70. In connection with this financing, Emerald received warrants to purchase 714,286 shares of our restricted common stock at an exercise price of $0.65 per share, exercisable over a five (5) year term.

We are currently seeking both short-term funding to finance current operations as well as significant amounts of long term capital to execute our business plan. We project that in order to execute our business plan and proceed to full production, approximately $2.0 million in short term funding will be required over the next four months and $1.5 million in the first half of 2014.  Our base monthly expenses total approximately $250,000.The additional working capital needs are related to hiring additional personnel, electric motors, battery cells, and costs related to selling and marketing efforts.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no sales of our securities without registration under the Securities Act of 1933, as amended, during the three months ended June 30, 2013, that were not previously disclosed in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K.

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

10.2	License Agreement with CleanFutures, LLC dated April 5, 2013 (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on April 16, 2013).

10.3	Financing and Security Agreement with United Fleet Financing LLC dated May 20, 2013 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 24, 2013).

10.4	Form of Secured Convertible Subordinated Promissory Note (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2013).

10.5	Form of Warrant (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2013).

10.6	Form of Securities Purchase Agreement (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 20, 2012).

10.7	Financing and Security Agreement with Emerald Private Equity Fund, LLC , dated June 20, 2013 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on June 24, 2013).

10.8	Secured Convertible Promissory Note with Emerald Private Equity Fund, LLC dated June 20, 2013 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on June 24, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	Interactive Data File**

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

Dated: August 19, 2013