Form 10-Q
period 2013-09-30
Echo Automotive, Inc.
filed 2013-11-14
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non–Accelerated filer  ☐          Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Common stock, par value $.001	86,978,019

Echo Automotive, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$245,605	$1,879
Other current assets	74,400	59,027
Total current assets	320,005	60,906

Property and equipment, net	758,460	154,497
Intangibles, net	3,313,894	47,500
Total assets	$4,392,359	$262,903

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$153,473	$210,760
Accounts payable - related party	27,073	—
Bank overdraft	—	37,616
Accrued liabilities	344,826	189,450
Related party advances	126,603	100,000
Current portion of notes payable, net of debt discount of $18,557 and $0 for September 30, 2013 and December 31, 2012, respectively	691,443	150,000
Total current liabilities	1,343,418	687,826

Long-term portion of notes payable, net of current portion and debt discount of $480,716 and $9,214 for September 30, 2013 and December 31, 2012, respectively	549,284	581,786
Total liabilities	1,892,702	1,269,612

Contingencies and commitments

Stockholders’ equity (deficit):
Common stock, par value $.001, 650,000,000 shares authorized; 86,527,778 and 75,000,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	86,528	75,000
Additional paid in capital	9,085,015	2,060,417
Stock subscription	(527,211)	(434,507)
Accumulated deficit	(6,144,675)	(2,707,619)
Total stockholders’ equity (deficit)	2,499,657	(1,006,709)

Total liabilities and stockholders’ equity	$4,392,359	$262,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended		Period from Inception
	September 30,		September 30,		(November 25, 2009)
	2013	2012	2013	2012	to September 30, 2013

Revenue	$2,500	$—	$3,100	$6,100	$133,456
Operating expenses:
General and administrative	1,394,449	823,622	3,285,713	1,476,725	5,948,908
Selling and marketing	17,162	5,345	28,775	7,388	110,465
Total operating expenses	1,411,611	3,314,488	3,314,488	1,484,113	6,059,373
Operating loss	(1,409,111)	(828,967)	(3,311,388)	(1,478,013)	(5,925,917)

Other expense
Interest expense	68,130	21,218	125,668	43,696	218,758
Total other expense	68,130	21,218	125,668	43,696	218,758

Loss before taxes	(1,477,241)	(850,185)	(3,437,056)	(1,521,709)	(6,144,675)

Income tax provision	—	—	—	—	—

Net loss	$(1,477,241)	$(850,185)	$(3,437,056)	$(1,521,709)	$(6,144,675)

Net loss per share
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	81,227,959	33,974,746	77,959,605	28,688,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited)

	Common Stock		Additional Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscriptions	Deficit	Total

Balance at November 25, 2009	—	$—	$—	$—	$—	$—

Member contributions	800,288	800	2,524	—	—	3,324

Net loss	—	—	—	—	(5,555)	(5,555)

Balance at December 31, 2009	800,288	800	2,524	—	(5,555)	(2,231)

Member contributions	10,810,148	10,810	34,090	—	—	44,900

Member withdrawls	(722,282)	(722)	(2,278)	—	—	(3,000)

Net loss	—	—	—	—	(38,600)	(38,600)

Balance at December 31, 2010	10,888,154	10,888	34,336	—	(44,155)	1,069.00

Member contributions	15,128,188	15,128	47,707	—	—	62,835

Net loss	—	—	—	—	(300,542)	(300,542)

Balance at December 31, 2011	26,016,342	26,016	82,043	—	(344,697)	(236,638)

Member contributions	26,483,658	26,484	83,516	—	—	110,000

Common stock of Canterbury	22,500,000	22,500	1,777,532	—	—	1,800,032

Stock subscriptions assumed in the merger	—	—	—	(434,507)	—	(434,507)

Extinguishment of related party payable	—	—	91,761	—	—	91,761

Issuance of warrants	—	—	25,565	—	—	25,565

Net loss	—	—	—	—	(2,362,922)	(2,362,922)

Balance at December 31, 2012	75,000,000	75,000	2,060,417	(434,507)	(2,707,619)	(1,006,709)

Financing agreements	5,000,000	5,000	495,000	—	—	500,000

Recognition of share issued in exchange for assets acquired	6,527,778	6,528	4,402,417	—	—	4,408,945

Stock subscription receivable			1,500,000	(1,500,000)		—

Receipt of funds on stock subscriptions	—	—	—	1,407,296	—	1,407,296

Recognition of contingent beneficial conversion feature and warrants	—	—	538,871	—	—	538,871

Shares to be issued for services	—	—	88,310	—	—	88,310

Net loss	—	—	—	—	(3,437,056)	(3,437,056)

Balance at September 30, 2013	86,527,778	$86,528	$9,085,015	$(527,211)	$(6,144,675)	$2,499,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Period from Inception
	Nine Months Ended September 30,		(November 25, 2009)
	2013	2012	to September 30, 2013

Cash flows from operating activities:
Net loss	$(3,437,056)	$(1,521,709)	$(6,144,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,451	24,369	324,192
Accretion of debt discount	48,812	—	65,163
Shares issuable for services rendered	88,310	—	88,310
Changes in operating assets and liabilities:
Accounts receivable	—	—
Other current assets	(15,373)	(46,827)	(74,400)
Accounts payable	(57,287)	74,151	142,959
Accounts payable - related party	27,073	—	27,073
Bank overdraft	(37,616)	—	—
Accrued liabilities	130,376	225,649	319,826
Related party advance	26,603	—	126,603
Net cash used in operating activities	(2,945,707)	(1,244,367)	(5,124,949)

Cash flows from investing activities:
Purchases of intangibles	—	(50,000)	(50,000)
Purchases of property and equipment	(216,863)	(140,538)	(412,601)
Net cash used in investing activities	(216,863)	(190,538)	(462,601)

Cash flows from financing activities
Proceeds from stock subscriptions	1,407,296	903,000	2,875,096
Proceeds from notes payable	1,030,000	523,000	1,913,000
Principal repayments on notes payable	(31,000)	(12,000)	(63,000)
Proceeds from financing agreement	500,000	—	500,000
Proceeds from shares issuable in exchange for assets acquired	500,000	—	500,000
Advances from Company officers	—	—	159,250
Repayments to Company officers on advances	—	—	(159,250)
Capital withdrawals	—	—	(3,000)
Capital contributions	—	—	111,059
Net cash provided by financing activities	3,406,296	1,414,000	5,833,155

Increase (decrease) in cash	243,726	(20,905)	245,605
Cash, beginning of period	1,879	101,359	—
Cash, end of period	$245,605	$80,454	$245,605

Supplemental cash flow information

Shares issuable in exchange for assets acquired	$4,402,417	$—	$4,402,417
Extinguishment of related party payable	$—	$—	$91,761
Debt extinguished with issuance of company stock	$—	$110,000	$110,000

Recognition of contingent beneficial conversion feature and warrants	$538,871	$—	$564,436
Extinguishment of related party payable with stock subscription	$—	$—	$97,693

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The Company is a development stage company and has incurred significant losses during the three and nine months ended September 30, 2013 and 2012 and for the period from inception (November 25, 2009) through September 30, 2013 and has experienced negative cash flows from operations since inception. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern as noted in Note 11.

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

Note 4: Balance Sheet Information

Balance sheet information is as follows:

	September 30,	December 31,
	2013	2012
Property and equipment, net:
Office equipment/computer	$108,967	$18,863
Prototype Vehicles	615,945	95,669
Equipment and tools	199,415	81,206
	$924,327	$195,738
Less: Accumulated depreciation	(165,867)	(41,241)
	$758,460	$154,497

	September 30,	December 31,
	2013	2012
Intangible assets, net:
Intangible assets	$3,474,719	$52,500
Less: Accumulated amortization	(160,825)	(5,000)
	$3,313,894	$47,500

	September 30,	December 31,
	2013	2012
Accrued liabilities:
Accrued expenses	$191,703	$112,711
Accrued interest	153,123	76,739
	$344,826	$189,450

Note 5: Asset Acquisition

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

On April 5, 2013 the Company acquired all of the issued and outstanding units of ATAH for 6,000,000 shares of the Company’s common stock. The value of the shares exchanged for units of ATAH was approximately $3,120,000, which was based on the market price of the stock as of the acquisition date. As part of an exchange agreement with ATAH, the Company assumed all of the assets and liabilities described above, $100,000 cash, and a promissory note for $400,000. As of September 30, 2013, the promissory note was paid and the Company received $400,000. The $25,000 and the 27,778 shares of the Company’s common stock were not paid to Bright as of September 30, 2013. The Company has allocated the fair value of the shares exchanged based on the relative fair value of the assets that qualify for allocation. The Company has not yet issued the shares of common stock related to this transaction and has recorded such an obligation in equity. The Company determined that this transaction met the business scope exception thus asset acquisition accounting was used instead of business combination accounting.

The following table summarizes the assets and liabilities assumed:

		Estimated
	Purchase	Useful Life
Asset	Price	(years)

Patents	$2,460,219	14
Cash	500,000	N/A
Show Auto (Vehicles)	492,044	5
Computer Equipment	19,682	3
Obligation to pay cash to Bright	(25,000)	N/A
Obligation to issue shares to Bright	(326,945)	N/A
Net assets	$3,120,000

License Agreement

On April 5, 2013 the Company entered into an amendment with CleanFutures (the “Amendment”) to the License Agreement dated February 1, 2012 (the “License Agreement”). The Amendment resulted from the mutual agreement with CleanFutures that the original intent of the License Agreement was not being met or adhered to. In accordance with the Amendment, the Company will issue 1,850,000 shares of the Company’s common stock to CleanFutures; in turn, the Company will receive certain rights, including perpetual use of the CleanFutures Patent and future patent(s), a non-compete agreement in which CleanFutures will not be permitted to do business with any of the Company’s competitors, and CleanFutures has agreed to certain covenants that will assure that CleanFutures will for perpetuity not interfere with the Company’s business. This Amendment superseded the existing License Agreement. The Company has not yet issued the shares of common stock related to this agreement. The fair value of the shares was $962,000 on April 5, 2013 based on stock price of $0.52 on that date and was allocated among the assets based on their relative fair values. Any assets described below that was not assigned a purchase price was considered not to have value as contemplated by the terms of the agreement. The amounts purchased were capitalized based on the market price of the stock.

The following table summarizes the assets acquired:

Intangible Asset Acquired	Purchase Price	Estimated Useful Life (years)

License Agreement	$962,000	7

The amortization expense relating to these acquisitions was $78,290 and $152,075 for the three and nine months ended September 30, 2013, respectively.

Note 6: Related Party Transactions

Shareholders of the Company made advances of $26,603 during the nine months ended September 30, 2013 for working capital purposes. The advances are due on demand, non-interest bearing, and classified within related party advances in the accompanying condensed consolidated balance sheet as of September 30, 2013.

The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $100,512 and $243,012 for the three and nine months ended September 30, 2013, respectively, and $45,604 and $95,317 for the three and nine months ended September 30, 2012, respectively. The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $905,068 for the period from inception (November 25, 2009) through September 30, 2013.

The Company incurred interest expense with related parties of $4,498 and $13,411 for the three and nine months ended September 30, 2013, respectively. The Company incurred interest expense with related parties of $6,760 and $8,529 for the three and nine months ended September 30, 2012, respectively. Total interest expense with related parties for the period from inception (November 25, 2009) through September 30, 2013 was $37,647. The Company has accrued interest on related party notes payable of $37,647 and $24,236 recorded within accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

The shareholder associated with the $2,000,000 financing agreement discussed within Note 8 overpaid the Company $16,559 when making the final payment on the stock subscription in January 2013. Additionally, this shareholder paid for $10,514 of legal expenses on behalf of the Company. The total of these two transactions, $27,073, is included within accounts payable – related party in the accompanying balance sheet as of September 30, 2013.

Note 7: Debt

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

As of September 30, 2013 the Company has received $830,000 in cash related to this agreement and issued 1,886,364 warrants as discussed in Note 9. A debt discount of $301,206 was recorded to reflect a beneficial conversion feature and warrants associated with the cash received. The debt discount is being amortized to interest expense until maturity or its earlier repayment or conversion. As of September 30, 2013, the Company has not issued any shares of its common stock related to this agreement.

On June 20, 2013, the Company entered into a financing and security agreement and secured a convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald agreed to provide the Company with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of the Company’s common stock at an exercise price of $0.65 per share, exercisable over a five year term. The Emerald Note has a maturity date of five years and bears interest at 8% annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party at a rate of two shares of the Company’s restricted common stock for each $0.70.

As of September 30, 2013, the Company has received $200,000 in cash related to this agreement and issued 714,286 warrants as discussed in Note 9.  A debt discount of $200,000 was recorded to reflect a beneficial conversion feature and warrants associated with the cash received.  The debt discount is being amortized to interest expense until maturity or its earlier repayment or conversion.  As of September 30, 2013, the Company has not issued any shares of its common stock related to this agreement.

Note 8: Equity

$2,000,000 Financing Agreement

In May 2012, the Company entered into a financing agreement to raise up to $2,000,000 through the sale of shares of its common stock at $0.50 per share and warrants to purchase one share of common stock of the Company with an exercise price of $0.75 per share, no vesting requirement and a term of 18 months. As of September 30, 2013, the Company had received all of the $2,000,000 and issued 4,000,000 shares of the Company’s common stock.  See Note 9 for discussion on the issuance of the related warrants.

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

As of September 30, 2013 the Company issued 1,000,000 shares related to this agreement. See Note 9 for discussion on the issuance of the related warrants.

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

As of September 30, 2013 the Company has received $972,789 in cash related to this agreement and issued 2,210,884 warrants as discussed in Note 9. As of September 30, 2013 the Company has not issued any shares of its common stock related to this agreement.

On July 3, 2013, as part of an equity agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its Common Stock, $.001 par value.  The number of shares to be registered is 11,288,094.

On October 15, 2013, Rod McKinley resigned as the Chief Financial Officer and Secretary of the Company. On September 19, 2013, as part of his resignation from the Company as its Chief Financial Officer, the Company agreed to issue 353,241 shares of common stock to him as severance. The shares were to be delivered upon his resignation. The shares were valued using the closing price of the Company’s stock on September 19, 2013, which was $0.25. The total value of the shares of $88,310 and was recorded as an expense during the three months ending September 30, 2013. The shares were delivered to him in October 2013.

Note 9: Warrants

As discussed in Note 8, the Company issued warrants during the nine months ended September 30, 2013. The following summarizes the warrant activity for the nine months ended September 30, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2012	342,000	$0.01
Grants	9,879,036	0.70
Outstanding at September 30, 2013	10,221,036	$0.67	2.2	$102,375

Exercisable at September 30, 2013	10,221,036	$0.67	2.2	$102,375

The weighted-average grant date fair value for the nine months ended September 30, 2013 equaled $0.91 per share.

On January 30, 2013, the Company issued 4,000,000 warrants to Hartford Equity, Inc. in conjunction with the $2,000,000 Financing Agreement discussed within Note 8. The grant-date fair value of these warrants was $914,388, which was calculated based on a pro-rata allocation of the grant-date fair value of the stock and warrants related to the $2,000,000 Financing Agreement to the proceeds received of $2,000,000.

During February and March 2013, the Company issued a total of 1,000,000 warrants to Newmarket Traders LTD as discussed within Note 8. The grant-date fair value of these warrants was $224,298; which was calculated based on a pro-rata allocation of the grant-date fair value of the stock and warrants related to the $500,000 Financing Agreement to the proceeds received of $500,000.

In July, 2013, the Company issued a total of 714,286 warrants at an exercise price of $0.65 per share, and exercisable over a five year term relating to a $200,000 financing and security agreement and secured a convertible promissory note dated June 20, 2013 discussed in Note 7. The grant date fair value of the warrants issued was $249,638.  A debt discount of $200,000 was recorded to reflect a beneficial conversion feature and warrants associated with the cash received, of which $9,205 was accreted to interest expense.

During the three months ended September 30, 2013, the Company issued 3,000 and 19,500 warrants to a related party lender and third party lender, respectively. During the nine months ended September 30, 2013 the Company issued 9,000 and 58,500 warrants to a related party lender and third party lender, respectively. The issuances were related to outstanding notes payable agreements with warrant features stating that for every $10 outstanding at the end of each calendar month the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The grant-date fair value of these warrants was $6,150 and $37,725, for the three and nine months ended September 30, 2013, respectively, which was recorded as a debt discount. During the three and nine months ended September 30, 2013, $1,354 and $11,847 of this debt discount was accreted to interest expense, respectively.

During the three and nine months ended September 30, 2013, the Company issued 1,833,611 and 2,210,884 warrants, respectively, relating to a $1.5 million securities purchase agreement with UFF entered into on May 16, 2013. The issuances were related to proceeds received of $806,789 and $972,789 for the three and nine months ended September 2013, respectively.  Pursuant to the agreement, the Company receives cash in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of the Company’s common stock at an exercise price equal to $0.65 per share, exercisable over five years. The grant date fair value of the warrants issued for the three and nine months ended September 30, 2013 was $442,994 and $531,031, respectively, which was calculated on a pro-rata allocation of the grant date fair value of the stock and warrants related to the $1.5 million securities agreement.

During the three and nine months ended September 30, 2013, the Company issued 1,509,091 and 1,886,364 warrants, respectively, relating to a $1.5 million financing and security agreement and a secured convertible subordinated promissory note with UFF entered into on May 20, 2013.  The issuances were related to proceeds received of $664,000 and $830,000 for the three and nine months ended September 30, 2013, respectively. The grant date fair value of the warrants issued for the three and nine months ended September 30, 2013 was $298,041 and $411,599, respectively, of which $205,582 and $301,206, was allocated as a debt discount and beneficial conversion for the three and nine months ended September 2013, respectively.  During the three and nine months ended September 30, 2013, $10,488 and $11,285, of this debt discount was accreted to interest expense, respectively.

The warrants issued during the nine months ended September 30, 2013 were valued using the Black-Scholes pricing model with the following range of assumptions:

Black-Scholes Pricing Model Assumptions
Exercise price	$0.01 - $0.75
Stock price	$0.26 - $1.37
Volatility	153.81% - 205.42%
Risk-free interest rate	0.20% - 1.78%
Expected Term	1.5 - 5 years

Note 10: Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and nine months ended September 30, 2013 and 2012, the assumed exercise of exercisable warrants and conversion of convertible notes payable are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per common share – diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented.

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was antidilutive:

	September 30,
	2013	2012

Convertible notes payable	3,735,044	1,175,953
Warrants	10,221,036	314,285

Note 11: Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2013, the Company had a net loss of $1,477,241 and $3,437,056, respectively, as compared to a net loss of $850,185 and $1,521,709 for the three and nine months ended September 30, 2012, respectively.  Additionally, the Company has incurred a net loss of $6,144,675 for the period from inception (November 25, 2009) to September 30, 2013.  As of September 30, 2013, the Company had not emerged from the development stage. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and achieve a level of profitability. The Company intends to finance operations by issuing additional common stock, warrants and through bridge financing. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 12:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.

Note Payable Default and Dispute

On August 16, 2013, the Company received notice of a lawsuit filed in the District Court of Clark County, Nevada filed by Portofino Investments II Limited Partnership (“Portofino”) against the Company regarding a convertible loan in the principal amount of $100,000.  The lawsuit alleges that the Company has failed to repay the loan amount and interest that were due to Portofino under the convertible loan and that Portofino is entitled to judgment in the full amount due under such convertible loan, in addition to costs and expenses relating to the cause of action.   The Company filed an answer to the complaint and an early case conference is scheduled for November 12, 2013.

Former Service Provider Dispute

A former service provider of the Company has asserted various claims regarding the Company relating to activities that took place during 2012 and 2013.  The Company has concluded an independent investigation, performed by a third party legal firm, into the merit of these claims and determined that they were either without merit or immaterial.  The Company does not believe that any amounts that may potentially be paid as a result of any of these claims would have a material effect on its financial statements.

Note 13: Subsequent Events

On October 15, 2013, Rod McKinley resigned as the Chief Financial Officer and Secretary of the Company.  As part of his resignation, Mr. McKinley received 353,241 shares of common stock as severance.

On October 15, 2013, the Board appointed Todd Lawson as Chief Financial Officer and Secretary of the Company with an effective start date of October 28, 2013.  Pursuant to a written agreement, Mr. Lawson will receive a base salary of $170,000 per annum along with performance based bonus compensation, and an option to purchase up to 1,000,000 shares of the Company’s common stock at the strike price of $0.26 per share. The options vest quarterly over a four year period with an initial vesting of 100,000 shares, 43,750 shares for each of quarters 1-12, and 93,750 shares for each of quarters 13-16. All of the options expire on August 14, 2023.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

Revenues

We are in the research and development phase and currently have no customers.  We had $2,500 and $3,100, respectively of revenue during the three and nine months ended September 30, 2013 and $0 and $6,100 for the three and nine months ended September 30, 2012, respectively. This revenue is attributable to the sales of carbon credits and consulting services.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change

Three Months Ended September 30,	$1,394,449	$823,622	$570,827
Nine Months Ended September 30,	$3,285,713	$1,476,725	$1,808,988

General and administrative expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to increases in payroll expenses of approximately $23,000, increases in rent expense of approximately $71,000, increases in legal expense of approximately $86,000 and increases in other expenses of approximately $524,000, offset by a decrease in consulting expenses of approximately $133.000.

General and administrative expenses increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to increases in payroll expenses of approximately $679,000, legal expenses of approximately $258,000, rent expense of approximately $148,000, and other expenses of approximately $847,000, offset by a decrease in consulting expenses of approximately $123,000.

Selling and Marketing Expenses

	Selling and Marketing Expenses
	2013	2012	Change

Three Months Ended September 30,	$17,162	$5,345	$11,817
Nine Months Ended September 30,	$28,775	$7,388	$21,387

Selling and marketing expenses increased in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 due to significant sales, marketing and public relations efforts including, but not limited to, a major industry tradeshow, news releases providing business updates to the marketplace, marketing collateral for customer meetings, and sales calls which required the shipping of the Echo demonstration vehicle.

Operating Loss

	Operating Loss
	2013	2012	Change

Three Months Ended September 30,	$(1,409,111)	$(828,967)	$(580,144)
Nine Months Ended September 30,	$(3,311,388)	$(1,478,013)	$(1,833,375)

The increase in our operating loss for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 is due to the increase in general and administrative expenses and selling and marketing expenses, each of which is described above.

Total Other Expense

	Total Other Expense
	2013	2012	Change

Three Months Ended September 30,	$68,130	$21,218	$46,912
Nine Months Ended September 30,	$125,668	$43,696	$81,972

In the three and nine months ended September 30, 2013, the increase in other expense is entirely comprised of interest expense on our various debt, which has increased during the same period.

Net Loss

	Net Loss
	2013	2012	Change

Three Months Ended September 30,	$(1,477,241)	$(850,185)	$(627,056)
Nine Months Ended September 30,	$(3,437,056)	$(1,521,709)	$(1,915,347)

Changes in net loss are attributable to our changes in operating loss and other expense, each of which we have described above.

From Inception (November 25, 2009) to September 30, 2013

We have generated $133,456 of revenue since inception (November 25, 2009).   We are in the research and development phase and currently have no customers.  Revenue from inception to September 30, 2013 is attributable to the sales of carbon credits and consulting services.  We have incurred $6,059,373 of operating expenses from inception through September 30, 2013.  These expenses are comprised of $5,948,908 of general and administrative expenses and $110,465 of selling and marketing expenses.  The general and administrative expenses consist of payroll, consulting, legal, rent, and miscellaneous expenses.  We also incurred $218,758 of interest expense.  Our net loss from inception through September 30, 2013 is $6,144,675.

Liquidity and Capital Resources

Net cash used in operating activities was $2,945,707 and $1,244,367 for the nine months ended September 30, 2013 and 2012, respectively.  The increase is mainly attributable to increases in net loss of approximately $1,915,347 and settlement of the bank overdraft of approximately $38,000, partially offset by non-cash depreciation, amortization, and accretion of debt discount of approximately $304,894.

As of September 30, 2013, we had cash on hand of $245,605 and negative working capital of $1,023,413. We believe that our cash on hand and working capital will not be sufficient to meet our anticipated cash requirements for the next 12 months.  To date, our working capital has been a combination of private investments, private loans, stockholder capital contributions, and advances through promissory notes.

Cash used in investing activities was $216,863 and $190,538 for the nine months ended September 30, 2013 and 2012, respectively. In 2013, this amount consisted of purchases of property and equipment.  In 2012, this amount consisted of purchases of property and equipment of $140,538 and purchases of intangibles of $50,000.

Cash provided by financing activities was $3,406,296 and $1,414,000 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, we received cash from stock subscriptions in the amount of $1,407,296, proceeds from notes payable of $1,030,000, proceeds from a financing agreement of $500,000, proceeds from shares issuable in exchange for assets acquired of $500,000 and made repayments on debt of $31,000. During the nine months ended September 30, 2012, we received cash from stock subscriptions in the amount of $903,000, proceeds from notes payable of $523,000 and repayments on debt of $12,000.

We had negative working capital of $1,023,413 as of September 30, 2013 compared to $626,920 as of December 31, 2012. Our cash position increased to $245,605 at September 30, 2013 compared to $1,879 at December 31, 2012, for the reasons described above.

As of September 30, 2013, we have outstanding notes payable totaling $1,740,000, of which $710,000, excluding the debt discount, is classified as short-term. Interest expense incurred on all debt, excluding the expense related to the accretion of the debt discount, was $78,286 and $43,696 for the nine months ended September 30, 2013 and 2012, respectively.

In May 2012, we entered into a financing agreement to raise up to $2,000,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months. As of September 30, 2013 we received the entire $2,000,000 under this private placement and issued the related shares and warrants.

In February and March 2013, we entered into a financing agreement to raise $500,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months.  As of September 30, 2013 we received the entire $500,000 under this private placement and issued the related shares and warrants.

On May 16, 2013, we entered into a securities purchase agreement with United Fleet Financing LLC “UFF” of which the sole member is a related party. Pursuant to the agreement, UFF agreed to provide $1,500,000 of funding for working capital in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of our common stock at an exercise price equal to $0.65 per share, exercisable over five years. As of September 30, 2013 we received $972,789 under this private placement and issued 2,210,884 warrants. As of September 30, 2013 the Company has not issued any shares of its common stock related to this agreement.

On May 20, 2013, we entered into a financing and security agreement and a secured convertible subordinated promissory note with UFF.  Pursuant to the terms and conditions of this agreement, UFF has agreed to provide us $1,500,000 of financing for working capital. The financing will be provided to us in nine scheduled installments beginning June 15, 2013 and ending January 1, 2014, starting with a first installment of $166,000.  Pursuant to the agreement UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share and receive up to 2,727,272 warrants, each to purchase 1.25 shares of  common stock at a per share exercise price of $0.65 with a term of 18 months.  As of September 30, 2013 we received $830,000 under this private placement and issued 1,886,364 warrants.  As of September 30, 2013 the Company has not issued any shares of its common stock related to this agreement.

On June 20, 2013, we entered into a financing and security agreement and a secured convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald agreed to provide us with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of our common stock at an exercise price of $0.65 per share, exercisable over a five (5) year term. The Emerald Note has a maturity date of five (5) years and bears interest at eight percent (8%) annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party a rate of two (2) shares of our restricted common stock for each $0.70.  As of September 30, 2013 we received $200,000 under this private placement and issued the related warrants. As of September 30, 2013 the Company has not issued any shares of its common stock related to this agreement.

We are currently seeking both short-term funding to finance current operations as well as significant amounts of long term capital to execute our business plan. We project that in order to execute our business plan and proceed to full production, approximately $3.0 million in short term funding will be required over the next four months and $5.5 million in the first half of 2014.  Our base monthly expenses total approximately $250,000. The additional working capital needs are related to hiring additional personnel, purchase of electric motors, battery cells, and costs related to selling and marketing efforts.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

iv)	Historically, we have lacked personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

vi)	Our computer controls are weak due to lack of IT personnel and protocol infrastructure.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, the Company has taken steps to mitigate this risk, by hiring a Chief Financial Officer who is a CPA and who has experience in systems integration and building accounting systems infrastructure in his past.  Additionally, most currently we have retained an external CPA firm to assist in the analysis of certain accounting matters and in the preparation of the Company’s quarterly filings with the Securities and Exchange Commission.  Additionally, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 16, 2013, the Company received notice of a lawsuit filed in the District Court of Clark County, Nevada filed by Portofino Investments II Limited Partnership (“Portofino”) against the Company regarding a convertible loan in the principal amount of $100,000.  The lawsuit alleges that the Company has failed to repay the loan amount and interest that were due to Portofino under the convertible loan and that Portofino is entitled to judgment in the full amount due under such convertible loan, in addition to costs and expenses relating to the cause of action.   The Company filed an answer to the complaint and an early case conference is scheduled for November 12, 2013.

Item 1A - Risk Factors

There have been no material updates to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no sales of our securities without registration under the Securities Act of 1933, as amended, during the three months ended September 30, 2013, that were not previously disclosed in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009).

3.1(b)	Text of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012).

3.2	Bylaws, as amended (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009)

10.1	Employment Agreement between the Company and Todd Lawson, dated September 23, 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	Interactive Data File**

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

Echo Automotive, Inc.

/s/ Todd Lawson
Todd Lawson
Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2013

