Form 10-K
period 2013-12-31
Echo Automotive, Inc.
filed 2014-03-31
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(480) 682-5445

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,000,000 as of June 30, 2013.

Class	Outstanding at March 7, 2014
Common stock, par value $0.001	90,463,661

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

Unless otherwise indicated, references to “we,” “our,” “us,” “ECAU,” the “Company” or the “Registrant” refer to Echo Automotive, Inc., a Nevada corporation and its wholly owned subsidiaries Echo Automotive, LLC, an Arizona limited liability company (“Echo LLC”), and Advanced Technical Asset Holdings, LLC, an Arizona limited liability company (“ATAH”).

ITEM 1.	BUSINESS

Corporate History

We were organized under the laws of the State of Nevada on September 2, 2008. On August 27, 2012, we effected a stock dividend of four shares of common stock of the Company for each share of common stock issued and outstanding. Effective September 24, 2012, we amended our Articles of Incorporation to change our name from “Canterbury Resources, Inc.” to “Echo Automotive, Inc.” On October 11, 2012, we closed a voluntary exchange transaction (the “Exchange”) with Echo Automotive, LLC, an Arizona limited liability company (“Echo LLC”), and DBPJ Stock Holding, LLC, an Arizona limited liability company and sole member of Echo (the “Echo LLC Member”) pursuant to an Exchange Agreement dated September 21, 2012 (the “Exchange Agreement”) by and among the Company, Echo LLC, and the Echo LLC Member. As a result of the Exchange, the Echo LLC Member acquired 70% of our issued and outstanding common stock, Echo LLC became our wholly-owned subsidiary, and we acquired the business and operations of Echo LLC.

On April 5, 2013, we entered into and consummated an exchange agreement (the “ATAH Exchange Agreement”) with Advanced Technical Asset Holdings, LLC, an Arizona limited liability company (d/b/a Advanced Technical Holdings) (“ATAH”). Pursuant to the terms and conditions of the ATAH Exchange Agreement, ATAH exchanged all of its issued and outstanding units and all securities convertible or exchangeable into units of ATAH (collectively, the “Units”) for Six Million (6,000,000) shares of our common stock (the “Exchange Shares”). As part of the exchange, ATAH transferred to Echo (i) certain of its assets and intellectual property which were previously acquired by ATAH from Bright Automotive, Inc. pursuant to a bid asset and intellectual property acquisition agreement; (ii) One Hundred Thousand Dollars ($100,000) in cash; and (iii) a promissory note from the sole member of ATAH made payable to Echo in the amount of Four Hundred Thousand Dollars ($400,000). As a result of the exchange transaction, ATAH became our wholly-owned subsidiary.

Nature of Operations

Echo LLC, formerly known as Controlled Carbon, LLC, was incorporated on November 25, 2009. Echo LLC is an Arizona limited liability company in the development stage with several technologies and specific methods that we believe, allow commercial fleet vehicles to reduce their overall fuel expenses. The business plan for Echo LLC is based on providing the marketplace a business proposition for reducing the use of fossil fuels by augmenting power trains within existing commercial fleet vehicles with energy efficient electrical assist delivered through electric motors powered by Echo LLC’s plug-in battery modules to achieve tangible operating results including the potential of a quick return on the investment (of the Echo LLC conversion) for such amended vehicles.

Echo LLC operations to date have been largely funded by advances, private “family and friends” capital contributions, and subsequent equity conversions by the majority stockholders and debt and equity private placements. Echo LLC’s working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. There can be no assurance that any of these strategies will occur or be achieved on satisfactory terms.

For the year ended December 31, 2013, we had a net loss of $6,402,638 as compared to a net loss of $2,362,922 for the year ended December 31, 2012. In 2011, we shifted from our previous business plan of marketing carbon credits and entered into a new business model of the development of technology that allows commercial vehicle fleets to reduce their overall fuel expense.

Strategy

We develop technologies and products that allow the conversion of existing vehicles into fuel efficient hybrids and plug-in hybrids. Key to our strategy is the bolt-on nature of our solutions that introduce little, or in some cases, no additional points of failure, making our offerings very low risk compared to other solutions. Actual results may vary since our product is in development stage. We currently have demonstration vehicles that provide us some proof points of the system to help validate our product performance claims. Those proof points include hundreds of hours of our products being operated without major failure on both an automobile dynamometer (in which a demonstration vehicle is operating on an indoor “roller” to simulate road testing) and on actual roadways. Additionally, the products have been tested and continue to be tested using specialized equipment (such as battery testing chambers and electric vehicle dynamometers) for the electric motor and battery modules. We currently do not use independent third party validation as a means of validating our proof points and instead use actual customer testing of our equipment through ride and drive demonstrations. As part of our strategy, we are marketing and selling beta systems on a select basis to customers to be installed onto their vehicles to validate our product performance claims prior to proceeding to higher volume production. The beta units will be released on a small scale so that we can capture information and do necessary course correction(s) within the products as applicable. We expect to have at least two cycles of beta units over the course of 6 months before we proceed with higher volume production. If need be, we will do a third cycle if the beta units need additional corrections as an assurance to our customer(s).We have developed a modular platform called EchoDrive™. This platform includes component technologies, such as battery modules, control systems, propulsion modules and vehicle interface systems that can then be deployed in different configurations on a broad range of vehicles. By leveraging the EchoDrive™ platform, solutions can be configured as hybrid, plug-in hybrid or even pseudo electric, where electrons generated by braking are captured as electricity and harnessed in the battery cells for electric motor use.

The electric and hybrid vehicle industry is subject to many obstacles including failures of manufacturers, absence of well-developed supply chain(s), capacity constraints, and high initial fixed and variable costs. We believe we have mitigated some of these obstacles by being able to source key items such as electric motors and batteries from multiple suppliers. This approach does not limit to us to specific suppliers for the electric motors and battery cells. In fact, we have incorporated a design approach to different battery cell chemistries to give us further flexibility for sourcing our materials. We anticipate having several choices of vendors as a result and create relief of some of that single source or limited source dependency. Since we are pre-production, actual results may vary and we could be subject to some or all of the obstacles that could result in an extremely negative effect for our business performance.

One of our business fundamentals is to keep our overhead expenses low and to maintain simplicity in our system design so that our inflection point of profitability is not dependent on large volume.

We believe that we are competitively priced but do anticipate that we will have to provide volume discounts to large commercial customers. It will be important that we balance our business with smaller orders with smaller companies to ensure pricing balance. Our strategy is specifically that beta units are being sold at a significantly higher price, estimated to be at approximately $30,000 per unit, and that the production kits will be sold at a price of $12,000 to $14,000. As we move to higher volume, we will reduce the price of each kit through volume discounts or reduced pricing for pre-orders or sizeable order commitments. Any discounts requested by customers in the early stages of our production ramp up will be mitigated by providing such discounts on future units that are produced in late 2015 or later. This strategy will provide us with the ability to manage potential gross margin degradation that we have sensitivity to in our production ramp up in 2014 and 2015.

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

By targeting the commercial fleet vehicle market, we plan to benefit from the need to reduce overall operating costs by selling multiple kits to each customer for like type vehicles. We are currently in the process of assembling a financing program as an option to our customers to acquire EchoDrive™ kits.

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

The status of EchoDriveTM in development is that we have operational demonstration vehicles containing our product. The demonstration vehicles have spent significant time in our research and development facility, in Anderson, Indiana, including laboratory time on our dynamometer, electric motor and battery cycling testing. It has also been road tested as part of ride and drive demonstration for potential customers. We believe we have completed this phase of our product development and are currently taking customer orders for beta product units, which we are planning to produce and distribute over the next 4 – 6 months. We have orders for beta units that will be deployed in the second and third quarter of 2014. We will moving to low volume production in the fourth quarter of 2014 and moving to more normalized production in 2015, most likely in the fourth quarter.

Since EchoDriveTM consists of finished components, we have been able to arrive at a relatively complete cost of the bill of materials to determine a projected sales price of approximately $12,000 to $14,000 based on volume levels. We continue to manage our costs by receiving price quotations from qualified suppliers and vendors including price discounts based on volume.

EchoDriveTM has a remaining estimated budget of approximately $5,000,000 to complete the development and marketing efforts to deliver to the market a finished product. The current timetable has us providing products for pilot programs over the next six months to proceed to low level manufacturing capacity by late fourth quarter of 2014 or the first quarter of 2015. We will need to raise an additional $3,500,000 to ramp up our production in 2014, which includes capital expenditures for automatized welding equipment, conveyer belts, and specialized tooling. We are working with a variety of capital sources including venture capital funds, private equity firms, current high net worth Echo investors, and finance institutions to meet all our capital needs. There can be no assurance that we will be successful in procuring the additional capital we require, or even if we are successful, on terms that are satisfactory to us.

The working capital needs for EchoSolutionsTM is limited to marketing expenses. We would be able to provide these services relatively immediately upon receipt of a customer order.

EchoFinanceTM would be provided through a third party program and would require limited working capital from us. We would be able to provide these services relatively immediately upon receipt of a customer order.

Products in Development

We have developed a plug-in hybrid electric vehicle (PHEV) technology, branded as EchoDrive™. EchoDrive™ is being targeted at commercial vehicle fleets in the United States and internationally. Our EchoDriveTM product is active in our demonstration vehicles and we anticipate providing it as part of pilot programs with certain customer fleets over the next six months.

We have EchoSolutions™ as a consulting business unit to assist with product and service development for customers or within the supplier chain including auto manufacturers. We are leveraging the institutional knowledge of our engineering team that have extensive working experience in electric vehicle, battery and electric motor industries and who are responsible for the development of EchoDriveTM. To date, we have seen interest from several companies for EchoSolutionsTM services and we have submitted proposals for consideration, however no definitive agreements have been entered.

Additionally, we are in the process of launching our financing solution for customers for renting EchoDrive™ through EchoFinance™. We are currently in the initial stages of exploratory work with several interested third parties who would serve as underwriters for EchoFinanceTM financing solutions.

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

Strategic Advantages of EchoDrive™

Short Term Return on Investment

EchoDrive™’s solution objective is to achieve a more competitive payback with less reliance on extensive government subsidies, such as rebates and tax credits.. Specifically, we perform an analysis of the drive cycle of customer fleet vehicle to identify what assumed fuel savings we can provide the customer with EchoDriveTM installed. An example would be providing $3,000 of fuel saving per annum would equate to an approximately 4 year return on investment for a $12,500 EchoDriveTM kit.

Low Risk to Fleet Operations

In the event of a component failure, the vehicle will simply revert to its pre conversion operating capabilities of full gasoline powered engine operation. We reduce the anxiety of unproven new technologies affecting the operations of the vehicle because EchoDriveTM was designed such that the existing gasoline powered engine, that is part of the original vehicle, can operate without interference and disruption in the event that our system has a failure. As we are still developing EchoDriveTM, we have taken precautions by designing the installation of the system such that the existing vehicle powertrain will operate regardless if our system has a failure. The existing vehicle is not dependent on the EchoDriveTM system however the vehicle would benefit from the electric motor assist if the EchoDriveTM system is functioning.

Flexible Electric Energy System

We believe our scalable and modular electrical storage system allows fleets to deploy the right amount of expensive batteries for the need on each vehicle to shorten the return on investment and align to the customer needs and budget. Battery cells are relatively expensive and therefore we do not provide a “one size fits all” approach with our battery approach. We perform a significant review of how many battery packs are required for any given customer which alleviates the incremental cost.

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

Disadvantages of EchoDrive™

While we believe that EchoDrive™ substantially reduces energy costs, it does not provide the full benefit of an all-electric vehicle or range-extending hybrid. In the case of an electric vehicle, efficiency ratings are significantly higher. Range-extending hybrid vehicles also offer significant efficiency results compared to EchoDrive™. Furthermore, EchoDrive™ does not include start/stop capability, which is a feature that shuts the internal combustion engine off at idle conditions thereby further increasing efficiency where drive cycles have more frequent idle opportunities.

Recent Developments

Bright Automotive, Inc. Facilities and Key Staff

Bright Automotive, Inc. was established in 2008 as an offspring of the non-profit Rocky Mountain Institute to commercialize and develop the IDEA plug-in hybrid electric fleet vehicle. Bright Automotive ceased operations in March 2012 after failing to obtain a loan through the Advanced Technology Vehicles Manufacturing Loan Program. We successfully hired key members of the Bright Automotive team and acquired certain facilities and intellectual property in a bid to accelerate EchoDrive™’s commercialization in spring of 2012. In the first quarter of 2013, Bright Automotive, Inc.’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by Advanced Technical Asset Holdings, LLC (“ATAH”). In the second quarter of 2013, we acquired ATAH for 6,000,000 shares of our common stock as part of an exchange agreement with ATAH in which we received full ownership of the assets described above (“ATAH Exchange”). We have been in dialogue with a number of parties that are interested in using acquired assets for the purposes of their own developmental plans. Additionally, we are in negotiations for use of several of our proprietary components (including the motor design) by various industry suppliers. We anticipate monetizing these efforts at small incremental levels in 2014 with greater revenue opportunities for 2015.

System Patent Filed

In January 2012, a System Patent (Dual Fuel Plug-in Hybrid, Provisional Patent #: 61587987) was filed by CleanFutures. As discussed in detail in the “Intellectual Property” section below, we which we have a binding licensing with CleanFutures for the use of their technology.

We have a Bright perpetual license to develop and sell derivative works that are derived from Bright intellectual property regarding battery design. Those intellectual property rights for us include U.S Patents Applications No. 12/569,987 and No. 61/482,908. As noted above, during 2013, Bright Automotive, Inc.’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by ATAH. We have full ownership of those licenses and patents as part of the ATAH Exchange.

To further protect EchoDrive™, we have a provisional utility patent filed for electric drive retrofitting to internal combustion automobiles.

Revenues and Customers

We are in the research and development phase and therefore currently have no contracted customers. Our sales plan intends to generate revenue through the following distribution channels:

•	Pre–Sales Activities such as Fleet Evaluations
•	EchoDrive™ Product Sales
•	Installation and Support Services
•	Echo Solutions™ Consulting Services
•	Referral and commission revenue from such partners as financing partners.
•	Territory sales for Echo Automotive™ distributors.

Our sales strategy for direct sales is marketing to decision makers for companies that have fleet vehicles. That sales strategy also includes setting up appointments to have them test drive one of our demonstration vehicles to showcase our product and have them experience the performance. We have been executing this sales strategy since late 2012 resulting in a pipeline of leads for future marketing. We have received beta unit orders from two different customers subsequent to December 31, 2013.

We also have a sales strategy to sell through contracted distributors both domestically and internationally. This approach would leverage the pipeline of contracted distributors to present our product. We would have some margin degradation with this approach in order to accommodate a fee of the contracted distributors. We have several currently contracted, including Meineke and Dickinson, and are in the process of pursuing and negotiating for additional distributors. Our current arrangement is that these contracted distributors are receiving 100% of the revenue of the installation of EchoDriveTM kits and that the parties will work together cooperatively in the event that the distributor is able to gain traction in selling EchoDriveTM kits to new customers. In such an event, we would consider doing a profit share with the distributor which is currently undefined. Most of the revenues retained by the distributors are related to the installation of EchoDrive kits with the remainder being related to sale of EchoDriveTM kits. We anticipate that less than ten percent (10%) of our revenue will come from distributors.

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

Intellectual Property

We entered into a License Agreement with CleanFutures, LLC (“CleanFutures”) dated February 1, 2012 (the “License Agreement”). In accordance with the License Agreement, CleanFutures has agreed to provide us, within the original equipment, service parts and aftermarket passenger automobile, light truck, field, heavy truck industries and any other automotive sector (with the exception of the hummer market), an exclusive license, with the right to grant sublicenses, under CleanFutures’ patents and CleanFutures’ technology, to make, have made, use, sell or import any products using CleanFutures’ dual-fuel, plugin hybrid technology (Provisional Patent #61587987). After execution of the License Agreement, we and CleanFutures determined that the original intent of the License Agreement was not being met or adhered to. Therefore, we and CleanFutures voluntarily negotiated and on April 5, 2013 agreed upon a revised license agreement that is more aligned with the actual metrics of our relationship with CleanFutures. The revised agreement provides us with a non-exclusive perpetual right to the CleanFutures Patents and Technology, which provides us with additional technology to include in our platform, royalty free by providing a commitment to issue CleanFutures 1,850,000 shares of our restricted common stock.

Further, we have entered into a License Agreement with Bright Automotive, Inc. (“Bright”) dated June 28, 2012 (the “Bright Agreement”). In accordance with the Bright Agreement, Bright has provided to us a royalty-free, perpetual, fully-paid up, worldwide, non-exclusive, non-transferable and non-sub-licensable limited license to use Bright’s Battery Management Software and CAD, and certain other intellectual property of Bright, as detailed in the Bright Agreement, to develop, modify and/or sell, offer for sale, market, distribute, import and export derivative works. In consideration of the granting of the license, we paid to Bright a one-time up-front license fee in the amount of $50,000, which we have included within intangible assets in the accompanying balance sheets as of December 31, 2013 and 2012.

As noted above, in the first quarter of 2013, Bright Automotive, Inc.’s assets, including all of its intellectual properties and patents, were auctioned off and were purchased by ATAH. We have full ownership of those licenses and patents as part of the ATAH Exchange. As a result of the completion of the ATAH Exchange, we have full exclusivity and ownership of the Bright Battery Management Software, as originally defined in the Bright Agreement without further obligation to Bright.

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

We will continuously monitor product demand to evaluate the optimal lot size. The optimal manufacturing lot size determines the cost effectiveness of the production process. The frequency and the volume of the production runs are then evaluated to enable just-in-time delivery from our vendor and supplier partners, while a range of production and control methods will be utilized to implement this across all aspects of the manufacturing process. Our manufacturing process is largely based on us assembling components that have been manufactured and completed by third party suppliers and vendors. A number of those components would have a higher cost to procure them resulting in higher bill of material cost for our product. This would include the lithium-ion batteries and the electric motors.

We believe that the manufacturing process will allow us to synchronize our inventory management system with our supply chain operations to ensure better inventory maintenance, inventory record accuracy and inventory access speed. Since our manufacturing process is actually more of an assembly process, we are able to manage our labor costs by scaling our headcount based on the number of EchoDriveTM kit units we need to fulfill. We have completed time studies for our prototype assemblies to gauge our manufacturing costs. However, we do not anticipate cost efficiencies until we achieve volumes in excess of 100 units per month or more. The volume will be determined on how successful we are in procuring customer orders to fulfill.

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

Industry

The demand for advance powertrain vehicles is on the rise. With increasing energy costs the market continues to grow. We believe the top 100 U.S. commercial fleets represent a significant opportunity for EchoDrive™. The industry is very fragmented, however, with small component technology randomly appearing in the market resulting in cohesive end-to-end providers being scarce and the commercialization of these products being at a premium. We believe if material costs such as lithium ion (used in most battery storage systems) decrease, the adoption rate for such technologies will increase. The focus on advanced vehicle technology is growing and we believe a variety of opportunities are emerging as a result.

The lithium ion battery currently used for our battery storage in each EchoDriveTM kit represents a significant portion of the material cost of the entire kit. Therefore, we anticipate our overall price for our product to be lower with lithium ion cost decreasing. Inversely, the EchoDriveTM kit would be materially higher with a cost increase of lithium ion.

We believe based on industry research that the price of lithium ion may trend to a lower price by 2020. We have designed our current pricing to current lithium ion pricing but in the event the price does drop in the future, we believe it will be cost beneficial for our future production.

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

Competition

Many companies today rely on commercial fleets to conduct business and with ever-increasing energy costs, we believe the future demand for advance vehicle technology solutions has the potential to increase. However, the number of commercial vehicles utilizing electric or hybrid technologies is currently a small percentage of all commercial vehicles. There are new companies bringing technologies to market; however, most are focused on achieving very high efficiency ratings, which creates a very capital-intensive enterprise resulting in an expensive end-product for the customer. In most cases these technologies require the removal of most of the original powertrain, which is replaced with technologies that often have not been time-tested, therefore adding inherent risk to fleet operations. Additionally many competitors rely on government subsidies to support their financial equations, leaving them at the mercy of often varying political mandates.

Our current competitors that provide similar vehicle solutions are XL Hybrids, Alt-e, and Via Motors. Their solutions are slightly different from the Echo product but similar enough that the consumer marketplace will view it as such. Our competitors have the advantage of being larger and having already established market share with their products. Therefore, as a development stage company with no established market share, we are at a competitive disadvantage and it will be a challenge to compete in the marketplace.

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

All products can be subject to Federal Motor Vehicle Safety Standards (FMVSS) requirements and we voluntarily comply with Environmental Protection Agency emission standards where and if applicable. Our engineering team believes that we are not required to complete FMVSS testing because the EchoDrive system does not fall into the category of motor vehicle equipment subject to FMVSS certification according to the NHTSA requirements for Motor Vehicle Aftermarket Equipment. We are completing voluntary due diligence as part of the product development level of the battery pack. Our engineering team also believes that we are not required to recertify emissions of the vehicle with an add-on plug-in hybrid electric vehicle system such as EchoDrive. The projected timetable to complete the development and testing is the end of the first quarter of 2014.

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

Further, federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components of plug-in hybrid electric systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of plug-in hybrid electric systems. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products. There can be no assurance that additional or modified regulations relating to the manufacture, storage, transportation, and disposal of components of plug-in hybrid electric systems will not be imposed.

We are currently spending over $300,000 annually on research and development activities in response to potential regulatory requirements and safety standards. Potential additional standards if imposed on our product could add additional development expenses and would result in a cost increase to production cost and production delays. We would try to recuperate a portion of such expenses by adding it to the selling price for each product unit.

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

Employees

We have 25 full-time employees. All employees are required to execute non-disclosure agreements as part of their employment.

Corporate Information

Our principal executive offices are located at: 16000 North 80th Street, Suite E, Scottsdale, AZ 85260. Our main telephone number is: (480) 682-5445. The Registrant’s website is located at: http://www.echoautomotive.com/.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Fluctuation in the price, availability and quality of materials could increase our cost of goods and decrease our profitability.

We purchase materials directly from various suppliers. The prices we charge for our products are dependent in part on the cost of materials used to produce them. The price, availability and quality of our materials may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers. We do not have any long-term written agreements with most of these suppliers, and do not anticipate entering into any such agreements in the near future.

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

Our strategy of using beta systems testing as a means of performance evaluation may not be an adequate means of evaluating our product performance claims and may result in higher warranty claims.

As part of our strategy, we are marketing and selling beta systems on a select and limited basis to customers to be installed onto their vehicles to validate our product performance claims prior to proceeding to higher volume production. The beta units will be released on a small scale so that we can capture information and do necessary course correction(s) within the products as applicable. Due to the small scale nature of this beta testing approach, we may not be able to adequately validate our performance claims and we may incur higher than expected warranty claims, which could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our success depends on attracting large commercial customers to purchase our products.

Our success depends on attracting large commercial customers to purchase our products. If our prospective customers do not perceive our products, such as the EchoDriveTM, to be of sufficiently high value and quality, cost competitive and appealing in performance, investors may lose confidence in us, and our business and prospects, operating results and financial condition may suffer as a result. Additionally, these commercial customers may be able to exert pricing pressure on us and we may need to provide volume discounts in order to retain such customers. To date, we have limited experience selling our products and we may not be successful in attracting and retaining large commercial customers. If for any of these reasons we are not able to attract and maintain customers, our business, prospects, operating results and financial condition would be adversely affected.

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

We face an inherent business risk of exposure to product liability in the event that our hybrid conversions or other products fail to perform as expected and, in the case of product liability, failure of our products results in bodily injury and/or property damage. Our customers have expectations of proper performance and reliability of our hybrid conversions and any other products that we may supply. If flaws in the design of our products were to occur, we could experience a rate of failure in our hybrid conversions or other products that could result in significant charges for product re-work or replacement costs. Although we will engage in extensive quality programs and processes, these may not be sufficient to avoid conversion or product failures, which could cause us to:

• lose revenue;
• incur increased costs such as costs associated with customer support;
• experience delays, cancellations or rescheduling of conversions or orders for our products;
• experience increased product returns or discounts; or
• damage our reputation;

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

We may license, sell or distribute products outside the U.S., and derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues could be earned outside of the U.S. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have a material adverse effect on our business, results of operations and financial condition. Our business will also be subject to other risks inherent in the international marketplace, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•	changes in local regulatory requirements, including restrictions on conversions;
•	differing cultural tastes and attitudes;
•	differing degrees of protection for intellectual property;
•	financial instability;
•	the instability of foreign economies and governments;
•	war and acts of terrorism.

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

We are subject to various regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Our current and prospective products are subject to various regulations under international, federal, state, and local laws. We have incurred, and expect to incur in the future, costs in complying with these regulations. Our conclusions as to the applicability or non-applicability of regulations to our business and our products may turn out to be erroneous. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations such as:

•	the increase of subsidies for corn and ethanol production could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline;

•	changes to the regulations governing the assembly and transportation of lithium-ion batteries, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration could increase the cost of lithium-ion batteries;

•	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles; and changes to regulations governing exporting of our products could increase our costs incurred to deliver products outside the United States or force us to charge a higher price for our vehicles in such jurisdictions.

To the extent the laws change, some or all of our products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

If we are unable to service or repay our debt obligations as they become due, our creditors may take legal action against us or we may be forced to liquidate our assets or materially curtail our operations.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. Our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and the alternative measures outlined above may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to fund our debt service obligations through any of the alternative measures outlined above, we may be subject to lawsuits relating to our inability to repay our indebtedness. For example, during 2013, we received notice of a lawsuit filed by Portofino Investments II Limited Partnership (“Portofino”) regarding the alleged failure to repay the loan amount and interest due to Portofino under a convertible promissory note.

We cannot assure you that we will be able to repay or refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

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

Our common shares are currently traded under the symbol “ECAU,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our principal executive offices, effective March 2013, are located at 16000 North 80th Street, Suite E Scottsdale, AZ 85260. Monthly rent is subject to an escalation clause and will be $2,480, $0, $2,480, $5,637, and $6,013 per month for months one, two through four, five through 12, 13 through 24, and 25 through 39, respectively.

In addition, we have entered into three client leases with Flagship Enterprise Center, Inc., regarding three proximate properties located in Anderson, Indiana. The first client lease, dated April 1, 2012, is for the use of certain office and laboratory space with a monthly rent of $3,435 for the first 12 months and $3,537 thereafter, for a term of two years. The second client lease, dated June 1, 2012, is for the use of a dynamometer and control lab with a monthly rent of $2,942 for the first six months, $5,849 for the following four months, and $6,023 per month thereafter, for a term of one year and 10 months. The third client lease, dated June 11, 2013, is for lab expansion space with a monthly rent of $3,750 for the first three months, $7,500 for the following three months, $11,250 for the following three months, $15,000 for the following three months, $18,750 for the following three months, $22,500 for the following three months, $26,250 for the following three months, and $30,000 per month thereafter, for a term of two years.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

Note Payable Default and Dispute

On August 16, 2013, the Company received notice of a lawsuit filed in the District Court of Clark County, Nevada filed by Portofino Investments II Limited Partnership (“Portofino”) against the Company regarding a convertible loan in the principal amount of $100,000. The lawsuit alleges that the Company has failed to repay the loan amount and interest that were due to Portofino under the convertible loan and that Portofino is entitled to judgment in the full amount due under such convertible loan, in addition to costs and expenses relating to the cause of action. The Company has filed an answer to the complaint and Portofino has subsequently filed an amended complaint. The Company is currently working on a response.

Former Service Provider Dispute

On December 5, 2013, a former service provider of the Company filed an OSHA complaint asserting various claims regarding the Company relating to activities that took place during 2012 and 2013. The Company has concluded an independent investigation, performed by a third party legal firm, into the merit of these claims and determined that they were either without merit or immaterial. The Company does not believe that any amounts that may potentially be paid as a result of any of these claims would have a material effect on its financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the symbol “ECAU”. The closing bid price for our stock as of March 7, 2014 was $0.27. On March 26, 2012 our common stock was registered to be listed and traded; however, the first trade of our common stock took place on November 27, 2012.

	High	Low
Fiscal Year Ending December 31, 2013
First Quarter - March 31, 2013	$3.24	$0.60
Second Quarter - June 30, 2013	$0.61	$0.35
Third Quarter - September 30, 2013	$0.40	$0.25
Fourth Quarter - December 31, 2013	$0.50	$0.24

	High	Low
Fiscal Year Ending December 31, 2012
November 27, 2012 - December 31, 2012	$0.89	$0.71

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

Stockholders

As of March 7, 2014 we had 90,463,661 shares of common stock issued and outstanding held by 25 shareholders of record based upon the shareholders’ listing provided by our transfer agent.

Dividends

We have not paid cash dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

On December 10, 2013, the Company’s Board of Directors (the “Board”), after careful consideration, unanimously approved our 2013 Equity Incentive Plan (the “Equity Incentive Plan”), pursuant to which the Company reserved for issuance thereunder 8,000,000 shares of the Company’s outstanding Common Stock. The Company’s stockholders approved the Equity Incentive Plan and it became effective in January 2014.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,000,000	$0.26	7,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Recent Sales of Unregistered Securities

We issued the shares of common stock listed in the table below to various consultants in consideration for services provided to the Company:

Date	Security

October 2013	30,000 shares of common stock
October 2013	42,000 shares of common stock
October 2013	25,000 shares of common stock
November 2013	18,462 shares of common stock
December 2013	15,000 shares of common stock
December 2013	50,000 shares of common stock

These issuances were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by the respective recipients.

On September 19, 2013, the Company issued 353,241 shares of common stock to Rod McKinley, our former Chief Financial Officer and Secretary, as severance. The shares were valued using the closing price of the Company’s stock on September 19, 2013, which was $0.25. The issuance was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Mr. McKinley.

On December 19, 2013, 512,821 shares of Company common stock were granted to VDB Associates, LLC, an Arizona limited liability company. On that date, the closing price-per-share of the Company’s common stock was $0.27. Mr. van den Bossche is the principal owner of VDB Associates, LLC.  On December 18, 2013, 222,222 shares of Company common stock were granted to Greenwerks, LLC, an Arizona limited liability company. On that date, the closing price-per-share of the Company’s common stock was $0.28. Mr. van den Bossche is the principal owner of Greenwerks, LLC. These transactions are exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by the entities.

On December 31, 2013, we issued a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term, to United Fleet Financing, LLC in connection with a financing. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by UFF.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and other financial information contained elsewhere in this From 10-K. Management’s discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On October 11, 2012, we closed a voluntary exchange transaction (the “Exchange” or “Exchange Transaction”) with Echo Automotive, LLC, an Arizona limited liability company (“Echo LLC”) and DBPJ Stock Holding, LLC, an Arizona limited liability company and sole member of Echo (the “Echo LLC Member”) pursuant to an Exchange Agreement dated September 21, 2012 (the “Exchange Agreement”) by and among the Company, Echo LLC, and the Echo LLC Member. As a result of the Exchange, the Echo LLC Member acquired 70% of our issued and outstanding common stock, Echo LLC became our wholly-owned subsidiary, and we acquired the business and operations of Echo LLC.

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

We generated minimal revenue and we do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our operations to date have primarily been funded by advances, private “family and friends” capital contributions, equity and debt financings, subsequent equity conversions by the majority stockholders. Our working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

For the year ended December 31, 2013, we had a net loss of $6,402,638 as compared to a net loss of $2,362,922 for the year ended December 31, 2012. In 2011, we shifted from our previous business plan of marketing carbon credits and entered into a new business model of the development of technology that allows commercial vehicle fleets to reduce their overall fuel expense.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenues

	Net Revenues
	2013	2012	Change	Percent

Year Ended December 31,	$3,100	$6,100	$(3,000)	(49)%

We are in the research and development phase and currently have no customers. Revenues for the years ended December 31, 2013 and 2012 are attributable to the sales of carbon credits and consulting services we performed.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change	Percent

Year Ended December 31,	$6,124,994	$2,275,526	$3,849,468	169%

Our general and administrative expenses increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to the following: an increase in payroll related expenses related to an increase in our employee count of approximately $966,000, increased 2013 consulting expenses related primarily to research and product development of our technology of approximately $72,000, increased legal expenses primarily related to SEC filings of approximately $374,000 and fees of $800,000 related to a potential acquisition that was not consummated, increased rent expense of approximately $191,000, increased depreciation and amortization expense of approximately $378,000 and an increase in other miscellaneous expenses related to increased financing and business activity of approximately $1,068,000.

Sales and Marketing Expense

	Sales and Marketing Expenses
	2013	2012	Change	Percent

Year Ended December 31,	$43,699	$8,309	$35,390	426%

Sales and marketing expenses increased during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to additional participation in trade shows, which added approximately $25,000 of additional expense during 2013, and related printed materials which increased $10,000 during 2013 over 2012 levels.

Operating Loss

	Operating Loss
	2013	2012	Change	Percent

Year Ended December 31,	$6,165,593	$2,277,735	$3,887,858	171%

The increase in our operating loss for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is primarily due to the increase in general and administrative expenses.

Interest Expense

	Interest Expense
	2013	2012	Change	Percent

Year Ended December 31,	$237,045	$85,187	$151,858	178%

In the year ended December 31, 2013, the increase in interest expense is primarily due to a corresponding increase in notes payable; the company largely funded its operations during 2013 through debt funding, as notes payable increased from $741,000 at December 31, 2012 to $2,485,000 at December 31, 2013 (excluding debt discount).

Net Loss

	Net Loss
	2013	2012	Change	Percent
Year Ended December 31,	$6,402,638	$2,362,922	$4,039,716	171%

Changes in net loss are attributable to our changes in operating loss and other expense, each of which we have described above.

From Inception (November 25, 2009) to December 31, 2013

We have generated $133,456 of revenue since inception. We are in the research and development phase and currently have no customers. Revenues from inception (November 25, 2009) to December 31, 2013 is attributable to the sales of carbon credits and consulting services. We have incurred $8,913,578 of operating expenses from inception through December 31, 2013. These expenses are comprised of $8,788,186 of general and administrative expenses and $125,392 of selling and marketing expenses. The general and administrative expenses consist of payroll, consulting, legal, rent, research and development, and miscellaneous expenses. We also incurred $330,135 of interest expense. Our net loss from inception through December 31, 2013 is $9,110,257.

Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities was $4,308,523 and $1,840,542 for the years ended December 31, 2013 and 2012, respectively. The increase of $2,467,981 is attributable to increases in net loss of approximately $4,040,000 offset by non-cash depreciation, amortization, accretion of debt discount, stock compensation, and stock issued for services of approximately $811,000 and changes in working capital and other assets totaling approximately $760,000.

As of December 31, 2013 and 2012, we had cash and equivalents on hand of $47,916 and $1,879, respectively, and negative working capital of $2,424,555 and $626,920, respectively. We believe that our cash on hand and working capital will not be sufficient to meet our anticipated cash requirements through 2014. To date, our working capital has been a combination of private investments, private loans, stockholder capital contributions, and advances through promissory notes.

As of December 31, 2013, we have outstanding notes payable totaling $2,485,000, of which $985,000 is classified as short-term. As of December 31, 2012, we had outstanding notes payable of $741,000, of which $150,000 was classified as short-term. Interest expense incurred on all debt, excluding the expense related to the accretion of the debt discount, was $132,521 and $68,836 for the years ended December 31, 2013 and 2012, respectively.

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

In February and March 2013, we entered into a financing agreement to raise $500,000 through the sale of shares of our common stock at $0.50 per share and warrants to purchase one share of our common stock with an exercise price of $0.75 per share and a term of 18 months. As of December 31, 2013 we received the entire $500,000 under this private placement and issued the related shares and warrants.

On May 16, 2013, we entered into a securities purchase agreement with United Fleet Financing LLC (“UFF”) of which the sole member is a related party. Pursuant to the agreement, UFF agreed to provide $1,500,000 of funding for working capital in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of our common stock at an exercise price equal to $0.65 per share, exercisable over five years. As of December 31, 2013 we received $1,500,000 under this private placement and issued 3,409,093 warrants. As of December 31, 2013 the Company has not issued any shares of its common stock related to this agreement.

On May 20, 2013, we entered into a financing and security agreement and a secured convertible subordinated promissory note with UFF. Pursuant to the terms and conditions of this agreement, UFF has agreed to provide us $1,500,000 of financing for working capital. The financing will be provided to us in nine scheduled installments beginning June 15, 2013 and ending January 1, 2014, starting with a first installment of $166,000. Pursuant to the agreement UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share and receive up to 2,727,272 warrants, each to purchase 1.25 shares of common stock at a per share exercise price of $0.65 with a term of 18 months. As of December 31, 2013 we received $1,500,000 under this private placement and issued 3,409,093 warrants. As of December 31, 2013 the Company has not issued any shares of its common stock related to this agreement.

On June 20, 2013, we entered into a financing and security agreement and a secured convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald agreed to provide us with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of our common stock at an exercise price of $0.65 per share, exercisable over a five (5) year term. The Emerald Note has a maturity date of five (5) years and bears interest at eight percent (8%) annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party a rate of two (2) shares of our restricted common stock for each $0.70. As of December 31, 2013 we received $200,000 under this private placement and issued the related warrants. Subsequent to December 31, 2013, we issued 1,142,858 shares of our common stock to Emerald to reduce the balance due under the Emerald Note. The Emerald Note was in default because the S-1 was not cleared within the time frame required in the Emerald Note so in response the parties agreed to a revised due date for the Emerald Note of June 1, 2014, and increasing the number of the shares under the warrant by 285,714 to 1,000,000.

On December 31, 2013, we entered into two promissory note agreements in the amount of $40,000 and $60,000 with UFF. Pursuant to the terms and conditions of these agreements, UFF provided us with $100,000 and UFF received a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. The promissory notes have a maturity date of February 28, 2014. The stated interest rate is equal to 15% per annum.

Subsequent to the year ended December 31, 2013, on January 9, 2014, we received gross proceeds of $250,000 via a financing arrangement with Hanover Holdings I, LLC. The terms of this financing arrangement bears interest at twelve percent (12%) annually, and has a maturity date of July 3, 2014. The unpaid outstanding balance may be converted at the option of the investor at a rate of one (1) share of our restricted common stock for each $0.15223.

Subsequent to the year ended December 31, 2013, on January 28, 2014, we received gross proceeds of $110,000 via a financing arrangement with United Fleet Financing, LLC, of which the sole member is a related party. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of February 28, 2014. In connection with this financing arrangement, we issued warrants to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. This note agreement is in default as of the date of this filing and we are currently negotiating an extension.

Subsequent to the year ended December 31, 2013, on February 6, 2014, we received gross proceeds of $150,000 via a financing arrangement with JMJ Financial. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of February 6, 2016. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.23, or (ii) sixty percent (60%) of the lowest trade price in the twenty-five (25) days prior to conversion.

Subsequent to the year ended December 31, 2013, on February 12, 2014, we received gross proceeds of $55,000 via a financing arrangement with Vista Capital Investments, LLC. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of February 11, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.35, or (ii) seventy percent (70%) of the lowest trade price in the twenty (20) days prior to conversion.

Subsequent to the year ended December 31, 2013, on February 21, 2014, we received gross proceeds of $50,000 via a financing arrangement with LG Capital Funding, LLC (“LG Capital”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on February 21, 2014, LG Capital paid off the 21 percent note payable issued July 13, 2012 totaling $65,000 on the Company’s behalf, and, accordingly, we agreed to repay LG Capital a total of $65,000 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to the year ended December 31, 2013, on February 28, 2014, we received gross proceeds of $200,000 via a financing arrangement with Typenex Co-Investment, LLC. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of October 27, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.27, or (ii) seventy percent (70%) of the lowest trade price in the fifteen (15) days prior to conversion.

Subsequent to the year ended December 31, 2013, on March 6, 2014, we received gross proceeds of $50,000 via a financing arrangement with Union Capital, LLC (“Union”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on March 6, 2014 Union paid off the 12 percent note payable issued May 30, 2012 totaling $60,000, on the Company’s behalf, and, accordingly, we agreed to repay Union a total of $67,800 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of March 7, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to the year ended December 31, 2013, on March 10, 2014, we received gross proceeds of $50,000 via a financing arrangement with GEL Properties, LLC (“GEL Properties”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on March 10, 2014, GEL Properties paid off the 7 percent note payable with a related party issued March 31, 2012 totaling $50,000, on the Company’s behalf, and, accordingly, we agreed to repay GEL Properties a total of $52,500 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to the year ended December 31, 2013, on March 11, 2014, we received gross proceeds of $110,000 via a financing arrangement with William W. Kennedy, of whom Mr. William D. Kennedy, our CEO, is an immediate family member. The terms of this financing arrangement bears interest at seven percent (7%) annually, and has a maturity date of April 10, 2014. In connection with this financing arrangement, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share, exercisable over an eighteen (18) month term.

Subsequent to the year ended December 31, 2013, on March 17, 2014, we received gross proceeds of $78,500 via a financing arrangement with Asher Enterprises, Inc. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of November 12, 2014. The unpaid outstanding balance may be converted at sixty-nine percent (69%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to December 31, 2013, on March 5, 2014, we issued 337,855 shares of our common stock to satisfy our obligation in connection with the 12% convertible note payable issued November 11, 2011 totaling $100,000 (see Note 10 of the Financial Statements). Additionally, in connection with this transaction, we issued a warrant to purchase 506,782 shares of our common stock at an exercise price of $0.01 per share, exercisable over a five (5) year term.

Subsequent to December 31, 2013, on March 5, 2014, in connection with the repayment of the 21% note payable issued July 13, 2012 totaling $65,000, we issued 124,730 shares of our common stock to the lender to satisfy accrued interest owed under this note.

Subsequent to the year ended December 31, 2013, on March 26, 2014, we received gross proceeds of $500,000 via a financing arrangement with United Fleet Financing, LLC, of which the sole member is a related party. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of June 1, 2014. In connection with this financing arrangement, we issued warrants to purchase 1,428,571 shares of our common stock at an exercise price of $0.35 per share, exercisable over a five (5) year term.

We are currently seeking both short-term funding to finance current operations as well as significant amounts of long term capital to execute our business plan. We project that to keep operations at our current level, approximately $4.4 million in short term funding will be required in the first half of 2014 to cover our anticipated monthly expenses, add needed test and production equipment, and for the purchase of electric motors and battery cells. Our base monthly expenses total approximately $450,000. In order to successfully execute our business plan including the planned development and marketing of our current products, an additional $4.0 million will be required in long term financing which includes hiring additional personnel, adding required production equipment and tooling, purchasing inventory (electric motor parts, battery cells), and costs related to sales and marketing efforts.

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

Cash used in investing activities was $297,216 and $217,738 for the years ended December 31, 2013 and 2012, respectively, consisting of the purchase of fixed assets and intellectual property.

Cash provided by financing activities was $4,651,776 and $1,958,800 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we received cash from a stock subscription in the amount of $1,934,507, incurred additional debt of $1,800,000, made repayments on debt of $56,000, received proceeds from a financing agreement of $507,797 received proceeds from shares issuable in exchange for assets acquired of $493,472 and paid deferred loan costs of $28,000. During the year ended December 31, 2012, we received cash from a stock subscription in the amount of $1,467,800, incurred additional debt in the amount of $523,000, and made repayments on debt of $32,000.

We had negative working capital of $2,424,555 as of December 31, 2013 compared to $626,920 as of December 31, 2012. Our cash position increased to $47,916 at December 31, 2013 compared to $1,879 at December 31, 2012, for the reasons described above.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due for Year Ending December 31,
	Total	2014	2015	2016	2017	2018
Total debt	$2,485,000	$985,000	—	—	—	$1,500,000
Operating lease obligations	$550,392	$306,802	$213,526	$30,064	—	—
Total contractual obligations	$3,035,392	$1,291,802	$213,526	$30,064	—	$1,500,000

There are no contractual obligation payments due subsequent to December 31, 2018.

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

There were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K)~~.~~ in connection with the foregoing change.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2013, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers tobe material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION

On December 31, 2013, we entered into two promissory note agreements in the amount of $40,000 and $60,000 with UFF. Pursuant to the terms and conditions of these agreements, UFF provided us with $100,000 and UFF received a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. The promissory notes have a maturity date of February 28, 2014. The stated interest rate is equal to 15% per annum. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by UFF.

On January 28, 2014, we received gross proceeds of $110,000 via a financing arrangement with UFF. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of February 28, 2014. In connection with this financing arrangement, we issued warrants to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by UFF.

On February 6, 2014, we received gross proceeds of $150,000 via a financing arrangement with JMJ Financial. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of February 6, 2016. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.23, or (ii) sixty percent (60%) of the lowest trade price in the twenty-five (25) days prior to conversion. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by JMJ Financial.

On February 12, 2014, we received gross proceeds of $55,000 via a financing arrangement with Vista Capital Investments, LLC. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of February 11, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.35, or (ii) seventy percent (70%) of the lowest trade price in the twenty (20) days prior to conversion. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Vista Capital Investments, LLC.

On February 21, 2014, we received gross proceeds of $50,000 via a financing arrangement with LG Capital Funding, LLC (“LG Capital”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on February 21, 2014, LG Capital paid off the 21 percent note payable issued July 13, 2012 totaling $65,000 on the Company’s behalf, and, accordingly, we agreed to repay LG Capital a total of $65,000 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The unpaid outstanding balance on the replacement note may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. The transactions were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by LG Capital.

On February 28, 2014, we received gross proceeds of $200,000 via a financing arrangement with Typenex Co-Investment, LLC. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of October 27, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.27, or (ii) seventy percent (70%) of the lowest trade price in the fifteen (15) days prior to conversion. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Typenex Co-Investment, LLC.

On March 6, 2014, we received gross proceeds of $50,000 via a financing arrangement with Union Capital, LLC (“Union”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on March 6, 2014, Union paid off the 12 percent note payable issued May 30, 2012 totaling $60,000 on the Company’s behalf and, accordingly, we agreed to repay Union a total of $67,800 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of March 7, 2015. The unpaid outstanding balance on the replacement note may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. The transactions were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Union.

On March 10, 2014, we received gross proceeds of $50,000 via a financing arrangement with GEL Properties, LLC (“GEL Properties”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on March 10, 2014, GEL Properties paid off the 7 percent note payable with a related party issued March 31, 2012 totaling $50,000 on the Company’s behalf and, accordingly, we agreed to repay GEL Properties a total of $52,500 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The unpaid outstanding balance on the replacement note may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. The transactions were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by GEL Properties.

On March 11, 2014, we received gross proceeds of $110,000 via a financing arrangement with William W. Kennedy, of whom Mr. William D. Kennedy, our CEO, is an immediate family member. The terms of this financing arrangement bears interest at seven percent (7%) annually, and has a maturity date of April 10, 2014. In connection with this financing arrangement, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share, exercisable over an eighteen (18) month term. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Mr. Kennedy.

On March 17, 2014, we received gross proceeds of $78,500 via a financing arrangement with Asher Enterprises, Inc. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of November 12, 2014. The unpaid outstanding balance may be converted at sixty-nine percent (69%) of the lowest trade price in the ten (10) days prior to conversion. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Asher Enterprises, Inc.

On March 26, 2014, we issued a promissory note to UFF in the principal amount of $500,000.  The promissory note will bear interest at fifteen percent (15%) per annum and has a maturity date of June 1, 2014. The promissory note includes certain customary events of default provisions, including nonpayment of principal and interest, failure to comply with the terms of the Note, and breach of any statement, representation or warranty in the promissory note.  Additionally, a default interest rate of twenty percent (20%) per annum will apply upon the occurrence and continuance of an event of default.  The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws, based on representations made by UFF,  The foregoing description of the promissory note is qualified in its entirety by reference to the full text of the promissory note, which is included as Exhibit 10.20.

On March 26, 2014, we issued a warrant to purchase 1,428,571 shares of common stock of the Company to UFF.  The warrant has a five year term and an exercise price of $0.35 per share.    The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws, based on representations made by UFF.

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

Name	Age	Position	Since

William D. Kennedy	41	Director, Chief Executive Officer	2012
Jason Plotke	41	Director, President	2012
Jim Holden	65	Director	2012
Daniel Clarke	49	Director	2012
Todd Lawson	51	Chief Financial Officer, Secretary	2013
Patrick van den Bossche	52	Chief Operating Officer, Managing Director	2012

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

Todd Lawson, Chief Financial Officer

Mr. Lawson has over 25 years of progressive finance experience. Since October 2010, Mr. Lawson has been the Chief Financial Officer of SNTech, Inc., a cleantech electric motor manufacturing/distribution company. From December 2005 through February 2011, Mr. Lawson was the Vice President of Finance and Corporate Secretary for 41st Parameter, an online risk management software company. From July 2004 through December 2005, Mr. Lawson was the Vice President of Finance & Administration for Vcommerce Corporation, an e-commerce software company. From October 1999 through September 2004, Mr. Lawson was the Senior Director of Finance, Corporate Secretary and Treasurer for Primarion, Inc. a start-up analog semiconductor company. Mr. Lawson was also a Senior Manager of the Audit Practice at Ernst & Young, LLP for 12 years. None of the aforementioned entities are an affiliate of the Company. Mr. Lawson is a certified public accountant and received his Bachelor of Science in Accounting from Arizona State University. We believe that with Mr. Lawson’s extensive background in finance, financial services and accounting will be critical to our success.

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

Committees of the Board

Our Board of Directors held two formal meetings during the fiscal year ended December 31, 2013. A majority of the proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, except for the following:

Patrick van den Bossche – Failure to timely file Form 4 in connection with grant of 512,821 shares of Company common stock to VDB Associates, LLC, an Arizona limited liability company, on December 19, 2013. Mr. van den Bossche is the principal owner of VDB Associates, LLC. Failure to timely file Form 4 in connection with grant of 222,222 shares of Company common stock to Greenwerks, LLC, an Arizona limited liability company, on December 17, 2013. Mr. van den Bossche is the principal owner of Greenwerks, LLC.

Todd Lawson – Failure to timely file Form 4 in connection with grant of options to purchase 1,000,000 shares of common stock on December 24, 2013.

Rod McKinley – Failure to file Form 4 in connection with grant of 353,241 shares of common stock on September 19, 2013.

United Fleet Financing, LLC – Failure to file Form 3 upon becoming a beneficial owner of more than 10% of the Company’s issued and outstanding shares of common stock.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Echo Automotive, Inc. 16000 North 80th Street, Suite E, Scottsdale, AZ 85260.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2013 and 2012 by our current executive officers..

Name and Principal				Stock	Option	Non-Equity Incentive	All Other
Position	Year	Salary	Bonus	Awards (2)	Awards (3)	Plan	Compensation (1)	Total
Jason Plotke	2013	$62,501	$—	$—	$—	$—	$172,917	$235,418
President	2012	—	—	—	—	—	$165,777	$165,777

William Kennedy	2013	$225,002	—	—	—	—	$12,000	$237,002
Chief Executive Officer	2012	$56,250	—	—	—	—	$252,014	$308,264

Patrick van den Bossche	2013	$120,000	—	$200,684	—	—	$111,990	$432,674
Chief Operations Officer / Managing Director	2012	$55,000	—	—	—	—	$45,000	$100,000

Todd Lawson	2013	$30,950	—	—	$249,613	—	—	$280,563
Chief Financial Officer	2012	$—	—	—	—	—	—	$—

(1)   All Other Compensation consists entirely of consulting fees paid to the noted individuals.

(2)   512,821 shares of Company common stock were granted to VDB Associates, LLC, an Arizona limited liability company, on December 19, 2013. On that date, the closing price-per-share of the Company’s common stock was $0.27. Mr. van den Bossche is the principal owner of VDB Associates, LLC.  222,222 shares of Company common stock were granted to Greenwerks, LLC, an Arizona limited liability company, on December 17, 2013. On that date, the closing price-per-share of the Company’s common stock was $0.28. Mr. van den Bossche is the principal owner of Greenwerks, LLC.

(3)   1,000,000 shares of the Company’s common stock was granted to Mr. Lawson in connection with a stock option grant at the strike price of $0.26 per share. The options vest quarterly over a four year period with an initial vesting of 100,000 shares, 43,750 shares for each of quarters 1-12, and 93,750 shares for each of quarters 13-16.  All of the options expire on December 24, 2023. This stock option grant was valued based on the grant date fair using a Black-Scholes option pricing model, deriving a total value (recognized and unrecognized) of $249,613.

Other than as listed above, none of our executive officers or directors received, nor are there any arrangements to pay out stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation. Certain of our executive officers and directors have arrangements to receive performance bonuses. Such bonuses have not been established and will be subject to final Board approval. They will be based on specific performance metrics which have not been established.

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

Employment Agreements

We have entered into binding employment agreements with certain key employees to protect our Company regarding matters such as confidentiality and disruption to existing operations. The following are summaries of our employment agreements.

William Daniel Kennedy

We have entered into an Executive Employment Agreement with William Daniel Kennedy, effective April 21, 2012 (the “Kennedy Agreement”), in connection with his service as Chief Executive Officer. In accordance with the Kennedy Agreement, Mr. Kennedy shall be entitled to a base salary of $220,000 per year payable in accordance with our customary payroll practice. The Kennedy Agreement shall continue in full force and effect until terminated by the parties as a result of (i) negotiation and replacement of the Kennedy Agreement by a new employment agreement; (ii) termination by us with or without cause (as defined in the Kennedy Agreement); (iii) or termination by Mr. Kennedy with or without good reason (as defined in the Kennedy Agreement).

In the event the Kennedy Agreement is terminated for cause, or without good reason and notice by Mr. Kennedy, we shall pay Mr. Kennedy the compensation to which he is entitled through the end of Mr. Kennedy’s employment, and any further payment obligations on our part shall cease. In the event the Kennedy Agreement is terminated without cause upon at least 30 days written notice, or by Mr. Kennedy upon good reason, Mr. Kennedy shall be entitled to certain severance benefits including (a) continuance of monthly base salary for a period commencing on the date of termination and continuing for twelve (12) months from such termination; and (b) continuance of any benefits, such as retirement plans, life insurance plans, health and dental plans, if applicable, for a period commencing on the date of termination and continuing for thirty (30) days from such termination.

Jason Plotke

We have entered into an Executive Employment Agreement with Jason Plotke, effective April 21, 2012 (the “Plotke Agreement”), in connection with his service as President. In accordance with the Plotke Agreement, Mr. Plotke shall be entitled to a base salary of $200,000 per year payable in accordance with our customary payroll practice. The Plotke Agreement shall continue in full force and effect until terminated by the parties as a result of (i) negotiation and replacement of the Plotke Agreement by a new employment agreement; (ii) termination by us with or without cause (as defined in the Plotke Agreement); (iii) or termination by Mr. Plotke with or without good reason (as defined in the Plotke Agreement). Effective July 1, 2013, Mr. Plotke’s base salary was increased to $250,000 per year.

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

Patrick van den Bossche

We have a binding executed Offer Letter with Patrick van den Bossche, effective July 1, 2012 (the “VDB Agreement”), in connection with his service as Chief Operating Officer and Managing Director. In accordance with the VDB Agreement, Mr. van den Bossche shall be entitled to a base salary of $120,000 per year payable in accordance with our customary payroll practice and will receive bonuses equaling at least his base salary. The VDB Agreement shall continue in full force and effect until terminated by the parties as a result of negotiation and replacement of the VDB Agreement by a new employment agreement.

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

Todd Lawson

We have a binding executed Offer Letter with Todd Lawson, effective September 23, 2013 (the “Lawson Agreement”), in connection with his service as Chief Financial Officer. In accordance with the Lawson Agreement, Mr. Lawson shall be entitled to a base salary of $170,000 per year payable in accordance with our customary payroll practice and will be entitled to receive bonuses equaling at least one-half his base salary. The Lawson Agreement shall continue in full force and effect until terminated by the parties as a result of negotiation and replacement of the Lawson Agreement by a new employment agreement. Additionally, Mr. Lawson received an option to purchase up to 1,000,000 shares of the Company’s common stock at the strike price of $0.26 per share. The options vest quarterly over a four year period with an initial vesting of 100,000 shares, 43,750 shares for each of quarters 1-12, and 93,750 shares for each of quarters 13-16. All of the options expire on December 24, 2023.

In the event the Lawson Agreement is terminated, we shall pay Mr. Lawson continuance of monthly base salary for a period commencing on the date of termination and continuing for three (3) months from such termination.

Additional Binding Agreements

We have a binding employment offer letter with each of our current employees. The offer letters detail base and variable compensation and any stock option grants. We are obligated to the terms of these offer letters because they are binding agreements made by us.

Outstanding Equity Awards at Fiscal Year End

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options- Exercisable (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options - unexercisable (#) ©	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unexercised Shares, Units or Other Rights that have not Vested ($) (j)

William D. Kennedy	—	—	—	$—		—	$—	—	$—
Jason Plotke	—	—	—	$—		—	$—	—	$—
Patrick van den Bossche	—	—	—	$—		—	$—	—	$—
Todd Lawson	100,000	900,000	900,000	$0.26	12/24/2023	—	$—	—	$—

On December 24, 2013, the Board granted an option to purchase up to 1,000,000 shares of the Company’s common stock at the strike price of $0.26 per share to Todd Lawson. The options vest quarterly over a four year period with an initial vesting of 100,000 shares, 43,750 shares for each of quarters 1-12, and 93,750 shares for each of quarters 13-16. All of the options expire on December 24, 2023.

Compensation of Directors

As noted above, we have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jim Holden	$—	—	—	—	—	—	$—
Daniel Clarke	$—	—	—	—	—	—	$—

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

Security Ownership

The following table sets forth certain information as of March 7, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 7, 2014, there were 90,463,661 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of	Shares Beneficially		Percentage Beneficially
Beneficial Owner(1)	Owned		Owned
Directors and Executive Officers
William D. Kennedy, Director, Chief Executive Officer 16000 North 80th Street, Scottsdale, AZ 85260	52,500,000	(2)	58.03%
Jason Plotke, Director, President 16000 North 80th Street, Scottsdale, AZ 85260	52,500,000	(3)	58.03%
Jim Holden, Director 16000 North 80th Street, Scottsdale, AZ 85260	200,000	(4)	0.22%
Daniel Clarke, Director 16000 North 80th Street, Scottsdale, AZ 85260	22,000	(5)	0.02%
Patrick van den Bossche, Chief Operating Officer 16000 North 80th Street, Scottsdale, AZ 85260	735,043	(6)	0.81%
Todd Lawson, Chief Financial Officer, Secretary 16000 North 80th Street, Scottsdale, AZ 85260	100,000	(7)	0.11%
All Officers and Directors as a Group	53,557,043		59.20%

5% Stockholders
DBPJ Stock Holding, LLC 16000 North 80th Street, Scottsdale, AZ 85260	52,500,000		58.03%
United Fleet Financing, LLC 14850 N. Scottsdale Rd., Ste. 295, Scottsdale, AZ 85254	20,301,299	(8)	22.44%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	52,500,000 shares of our common stock are directly owned by DBPJ Stock Holding, LLC, an Arizona limited liability company. Mr. Kennedy is the Chief Financial Officer, Secretary and a member of the Board of Directors of DBPJ Stock Holding, LLC. In addition, The Dan Kennedy Family Trust U/A 12/20/95, of which Mr. Kennedy is a beneficiary, is a member of DBPJ Stock Holding, LLC. By virtue of such positions, Mr. Kennedy may be deemed to be the indirect beneficial owner of such shares. However, Mr. Kennedy disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest therein.

(3)	52,500,000 shares of Company common stock are directly owned by DBPJ Stock Holding, LLC, an Arizona limited liability company. Mr. Plotke is the Chief Executive Officer, Chairman and a member of the Board of Directors of DBPJ Stock Holding, LLC. In addition, The Jason Plotke Family Revocable Trust, of which Mr. Plotke is the trustee and a beneficiary, is a member of DBPJ Stock Holding, LLC. By virtue of such positions, Mr. Plotke may be deemed to be the indirect beneficial owner of such shares. However, Mr. Plotke disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest therein.

(4)	Includes 200,000 shares that would be awarded upon conversion of an outstanding convertible note payable held by Mr. Holden.

(5)	Includes 22,000 warrants held by Mr. Clarke and currently exercisable.

(6)	512,821 shares of Company common stock are directly owned by VDB Associates, LLC, an Arizona limited liability company. Mr. van den Bossche is the principal owner of VDB Associates, LLC. 222,222 shares of Company common stock are directly owned by Greenwerks, LLC, an Arizona limited liability company. Mr. van den Bossche is the principal owner of Greenwerks, LLC.

(7)	Includes 1,000,000 stock options held by Mr. Lawson; 100,000 shares are currently exercisable.

(8)	8,727,273 shares of Company common stock are directly owned by United Fleet Financing, LLC, an Arizona limited liability company. Includes 2,727,273 shares and 428,571 shares that would be awarded upon conversion of two outstanding convertible notes payable held by United Fleet Financing, LLC. Includes 8,418,182 warrants held by United Fleet Financing, LLC and currently exercisable in connection with the terms of three separate warrant agreements. Mr. Kevin Easler is the sole member of United Fleet Financing, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 10, 2013, the Company’s Board of Directors (the “Board”), after careful consideration, unanimously approved our 2013 Equity Incentive Plan (the “Equity Incentive Plan”), pursuant to which the Company reserved for issuance thereunder 8,000,000 shares of the Company’s outstanding Common Stock. The Company’s stockholders approved the Equity Incentive Plan and it became effective in January 2014. As of December 31, 2013, options to purchase a total of 1,000,000 shares have been issued to employees in connection with the Equity Incentive Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,000,000	$0.26	7,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

During 2012 we received and repaid $12,000 related to a note payable agreement and, as of December 31, 2013 and 2012, we have a non-interest bearing advance due on demand and a 7% convertible note payable agreement due January 1, 2014 with outstanding balances of $100,000 and $50,000, respectively, with the BK Family Trust, of which Mr. Kennedy is an immediate family member of the trustee and beneficiary. Additionally, as of December 31, 2013 and 2012, we have a 21% note payable agreement due January 1, 2014 with the BK Family Trust, with outstanding balances of $10,000 and $30,000, respectively. The $12,000 note payable contained 24,000 detachable warrants to purchase one share of our common stock at no more than $0.01 per share with no vesting requirement and a term of five years. With respect to the 7% convertible note, subsequent to December 31, 2013, the BK Family Trust was repaid the $50,000 principal outstanding by a third party, in connection with a new note payable arrangement between the Company and the third party, and accrued interest was repaid to the BK Trust through the issuance of 37,849 shares of common stock.. The 21% note payable agreement is in default as of the filing date of this report, as the note payable maturity date has passed and an extension has not been obtained. The 21% note payable has a detachable warrant feature that required us to issue, upon execution of the agreement, warrants to purchase 100,000 shares of our common stock at no more than $0.01 per share with no vesting requirement, a term of five years and an additional feature that requires us to issue one warrant to purchase one share of our common stock at no more than $0.01 per share for every $10 outstanding at the end of each month with no vesting requirement and a term of five years.

We also have notes payable agreements with two of our directors Mr. Holden and Mr. Clarke. The note payable agreement with Mr. Holden is for $100,000 at 12% interest per annum and matures on April 11, 2014. Mr. Holden’s note payable is convertible into 200,000 shares of our common stock. Upon conversion of Mr. Holden’s note payable, we are required to issue Mr. Holden 150,000 warrants, each of which allows Mr. Holden to purchase one share of our common stock at $0.01 with no vesting requirement and a term of 18 months. As of December 31, 2013, Mr. Holden did not exercise the conversion feature. The note payable agreement with Mr. Clarke was for $11,000 at 12% interest per annum and was paid in full during January 2013. Mr. Clarke’s note payable agreement contained a detachable warrant feature that required us to issue, upon execution of the agreement, warrants to purchase 22,000 shares of our common stock at no more than $0.01 per share with no vesting requirement and term of five years.

We have entered into a consulting agreement with RouteCloud, of which Mr. Kennedy is a shareholder, in the normal course of business. The Company has recognized revenue for consulting related to this agreement of $0, $0, and $47,100 for the years ended December 31, 2013 and 2012 and the period from inception (November 25, 2009) through December 31, 2013, respectively.

On May 16, 2013, we entered into a securities purchase agreement with United Fleet Financing LLC “UFF” of which the sole member is a related party. Pursuant to the agreement, UFF agreed to provide $1,500,000 of funding for working capital in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of our common stock at an exercise price equal to $0.65 per share, exercisable over five years. As of December 31, 2013 we received $1,500,000 under this private placement and issued 3,409,093 warrants. As of December 31, 2013 the Company has not issued any shares of its common stock related to this agreement.

On May 20, 2013, we entered into a financing and security agreement and a secured convertible subordinated promissory note with UFF. Pursuant to the terms and conditions of this agreement, UFF has agreed to provide us $1,500,000 of financing for working capital. The financing will be provided to us in nine scheduled installments beginning June 15, 2013 and ending January 1, 2014, starting with a first installment of $166,000. Pursuant to the agreement UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share and receive up to 2,727,272 warrants, each to purchase 1.25 shares of common stock at a per share exercise price of $0.65 with a term of 18 months. As of December 31, 2013 we received $1,500,000 under this private placement and issued 3,409,093 warrants. As of December 31, 2013 the Company has not issued any shares of its common stock related to this agreement.

On September 19, 2013, Rod McKinley, our former Chief Financial Officer, received 353,241 shares of common stock as compensation for his services.

On December 17, 2013, 222,222 shares of our common stock were issued to Greenwerks, LLC, an Arizona limited liability company as payment for services rendered to the Company. On December 19, 2013, 512,821 shares of Company common stock to VDB Associates, LLC, an Arizona limited liability company as payment for services rendered to the Company. Patrick van den Bossche is also the principal owner of both of these entities.

On December 24, 2013, Todd Lawson, our Chief Financial Officer, received options to purchase 1,000,000 shares of common stock on December 24, 2013 as compensation for his services.

On December 31, 2013, we entered into two promissory note agreements in the amount of $40,000 and $60,000 with UFF. Pursuant to the terms and conditions of these agreements, UFF provided us with $100,000 and UFF received a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. The promissory notes have a maturity date of February 28, 2014. The stated interest rate is equal to 15% per annum. As of the filing date of this report, the Company is in default with this note and currently negotiating an extension. See Note 18 of the Financial Statements.

During the year ended December 31, 2013, shareholders of the Company made advances of $26,603 for working capital purposes. We repaid $15,000 during the fourth quarter of 2013. The advances have a remaining balance of $11,603 and are due on demand, non-interest bearing, and classified within related party advances in the accompanying consolidated balance sheet as of December 31, 2013.

The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $290,932 and $528,291 for the year ended December 31, 2013 and 2012, respectively. The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $1,017,238 for the period from inception (November 25, 2009) through December 31, 2013.

The Company incurred interest expense with related parties of $70,782 and $22,549, and $95,018 for the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, respectively. The Company has accrued interest on related party notes payable of $96,117 and $24,236 recorded within accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively.

The shareholder associated with the $2,000,000 financing agreement discussed within Note 10 of the Financial Statements overpaid the Company $16,559 when making the final payment on the stock subscription in January 2013. Additionally, this shareholder paid for $10,514 of legal expenses on behalf of the Company. The total of these two transactions, $27,073, is included within accounts payable – related party in the accompanying balance sheet as of December 31, 2013.

On January 28, 2014, we received gross proceeds of $110,000 via a financing arrangement with UFF, of which the sole member is a related party. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of February 28, 2014. In connection with this financing arrangement, we issued warrants to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term.

On March 11, 2014, we received gross proceeds of $110,000 via a financing arrangement with William W. Kennedy, of whom Mr. William D. Kennedy, our CEO, is an immediate family member. The terms of this financing arrangement bears interest at seven percent (7%) annually, and has a maturity date of April 10, 2014. In connection with this financing arrangement, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share, exercisable over an eighteen (18) month term.

On March 26, 2014, we received gross proceeds of $500,000 via a financing arrangement with UFF, of which the sole member is a related party.  The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of June 1, 2014.  In connection with this financing arrangement, we issued warrants to purchase 1,428,571 shares of our common stock at an exercise price of $0.35 per share, exercisable over a five (5) year term.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to us or any transactions with the us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

During the year ended December 31, 2013, we had two independent directors on our board – Jim Holden and Daniel Clarke. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

We paid the following fees to our independent registered public accounting firms for work performed in fiscal 2013 and 2012:

	2013	2012
Audit Fees	$130,700	$62,725
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$130,700	$62,725

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012.

The principal accountants, Mayer, Hoffman McCann P.C.(“MHM”), leases substantially all of its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.    Financial Statements and Reports

The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.    Financial Statements Schedule

Other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Financial Statements and Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3.    Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March __, 2014.
ECHO AUTOMOTIVE, INC.

/s/ William D. Kennedy
William D. Kennedy, Chief Executive Officer (Principal Executive Officer)

/s/ Todd Lawson
Todd Lawson, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ William D. Kennedy
William D Kennedy	Chief Executive Officer and Director (Principal Executive Officer)	March ___, 2014

/s/ Todd Lawson
Todd Lawson	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March ___, 2014

/s/ Jim Holden
Jim Holden	Director	March ___, 2014

/s/ Daniel Clarke
Daniel Clarke	Director	March ___, 2014

/s/ Jason Plotke
Jason Plotke	President and Director	March ___, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of

ECHO AUTOMOTIVE, INC. AND SUBSIDIARIES (a development stage company)

We have audited the accompanying consolidated balance sheets of Echo Automotive, Inc. and Subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013 and the period from inception (November 25, 2009) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Automotive, Inc. and Subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and the period from inception (November 25, 2009) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

Phoenix, Arizona

March 31, 2014

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash	$47,916	$1,879
Other current assets	85,095	59,027
Total current assets	133,011	60,906

Property and equipment, net	779,233	154,497
Intangibles, net	3,234,355	47,500
Deferred loan fees, net	26,200	—
Total assets	$4,172,799	$262,903

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,186,562	$210,760
Accounts payable - related party	27,073	—
Bank overdraft	—	37,616
Accrued liabilities	489,055	189,450
Related party advances	111,603	100,000
Current portion of notes payable, net of debt discount of $247,439 and $0 for December 31, 2013 and December 31, 2012, respectively	737,561	150,000
Total current liabilities	2,551,854	687,826

Long-term portion of notes payable, net of current portion and debt discount of $559,100 and $9,214 for December 31, 2013 and December 31, 2012, respectively	940,900	581,786
Total liabilities	3,492,754	1,269,612

Contingencies and commitments

Stockholders’ equity (deficit):
Common stock, par value $.001, 650,000,000 shares authorized; 87,796,524 and 75,000,000 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	87,797	75,000
Additional paid in capital	9,702,505	2,060,417
Stock subscription	—	(434,507)
Accumulated deficit	(9,110,257)	(2,707,619)
Total stockholders’ equity (deficit)	680,045	(1,006,709)

Total liabilities and stockholders’ equity (deficit)	$4,172,799	$262,903

The accompanying notes are an integral part of these consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended		Period from Inception (November 25, 2009) to
	December 31,		December 31,
	2013	2012	2013

Revenue	$3,100	$6,100	$133,456
Operating expenses:
General and administrative	6,124,994	2,275,526	8,788,186
Selling and marketing	43,699	8,309	125,392
Total operating expenses	6,168,693	2,283,835	8,913,578
Operating loss	(6,165,593)	(2,277,735)	(8,780,122)

Other expense
Interest expense	237,045	85,187	330,135
Total other expense	237,045	85,187	330,135

Loss before taxes	(6,402,638)	(2,362,922)	(9,110,257)

Income tax provision	—	—	—

Net loss	$(6,402,638)	$(2,362,922)	$(9,110,257)

Net loss per share
Basic and diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding Basic and diluted	80,255,433	40,463,483

The accompanying notes are an integral part of these consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscriptions	Deficit	Total

Balance at November 25, 2009	—	$—	$—	$—	$—	$—

Member contributions	800,288	800	2,524	—	—	3,324

Net loss	—	—	—	—	(5,555)	(5,555)

Balance at December 31, 2009	800,288	800	2,524	—	(5,555)	(2,231)

Member contributions	10,810,148	10,810	34,090	—	—	44,900

Member withdrawls	(722,282)	(722)	(2,278)	—	—	(3,000)

Net loss	—	—	—	—	(38,600)	(38,600)

Balance at December 31, 2010	10,888,154	10,888	34,336	—	(44,155)	1,069

Member contributions	15,128,188	15,128	47,707	—	—	62,835

Net loss	—	—	—	—	(300,542)	(300,542)

Balance at December 31, 2011	26,016,342	26,016	82,043	—	(344,697)	(236,638)

Member contributions	26,483,658	26,484	83,516	—	—	110,000

Common stock of Canterbury	22,500,000	22,500	1,777,532	—	—	1,800,032

Stock subscriptions assumed in the merger	—	—	—	(434,507)	—	(434,507)

Extinguishment of related party payable	—	—	91,761	—	—	91,761

Issuance of warrants	—	—	25,565	—	—	25,565

Net loss	—	—	—	—	(2,362,922)	(2,362,922)

Balance at December 31, 2012	75,000,000	75,000	2,060,417	(434,507)	(2,707,619)	(1,006,709)

Financing agreements	5,000,000	5,000	495,000	—	—	500,000

Recognition of share issued in exchange for assets acquired	6,527,778	6,528	4,402,417	—	—	4,408,945

Stock based compensation	—	—	24,961	—	—	24,961

Stock subscription receivable	—	—	1,500,000	(1,500,000)	—	—

Receipt of funds on stock subscriptions	—	—	—	1,934,507	—	1,934,507

Recognition of contingent beneficial conversion feature and warrants	—	—	893,871	—	—	893,871

Shares issued for services	1,268,746	1,269	325,839	—	—	327,108

Net loss	—	—	—	—	(6,402,638)	(6,402,638)

Balance at December 31, 2013	87,796,524	$87,797	$9,702,505	$—	$(9,110,257)	$680,045

The accompanying notes are an integral part of these consolidated financial statements.

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from Inception (November 25, 2009) to
	Year Ended December 31,		December 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(6,402,638)	$(2,362,922)	$(9,110,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419,570	40,647	463,311
Accretion of debt discount	96,546	16,351	112,897
Amortization of deferred loan fees	1,800	—	1,800
Non-cash stock compensation	24,961	—	24,961
Shares issuable for services rendered	325,839	—	325,839
Changes in operating assets and liabilities:
Other current assets	(26,068)	(54,027)	(85,095)
Accounts payable	975,802	200,246	1,176,048
Accounts payable - related party	27,073	—	27,073
Bank overdraft	(37,616)	37,616	—
Accrued liabilities	274,605	181,547	464,055
Related party advance	11,603	100,000	111,603
Net cash used in operating activities	(4,308,523)	(1,840,542)	(6,487,765)

Cash flows from investing activities:
Purchases of intangibles	—	(50,000)	(50,000)
Purchases of property and equipment	(297,216)	(167,738)	(492,954)
Net cash used in investing activities	(297,216)	(217,738)	(542,954)

Cash flows from financing activities
Proceeds from stock subscriptions	1,934,507	1,467,800	3,402,307
Proceeds from notes payable	1,800,000	523,000	2,683,000
Principal repayments on notes payable	(56,000)	(32,000)	(88,000)
Proceeds from financing agreement	507,797	—	507,797
Proceeds from shares issued in exchange for assets acquired	493,472	—	493,472
Advances from Company officers	—	159,250	159,250
Repayments to Company officers on advances	—	(159,250)	(159,250)
Deferred loan costs	(28,000)	—	(28,000)
Capital withdrawals	—	—	(3,000)
Capital contributions	—	—	111,059
Net cash provided by financing activities	4,651,776	1,958,800	7,078,635

Increase (decrease) in cash	46,037	(99,480)	47,916
Cash, beginning of period	1,879	101,359	—
Cash, end of period	$47,916	$1,879	$47,916

Supplemental cash flow information

Shares issued in exchange for assets acquired	$4,402,417	$—	$4,402,417
Extinguishment of related party payable	$—	$91,761	$91,761
Debt extinguished with issuance of company stock	$—	$110,000	$110,000
Fair value of warrants granted and recorded as debt discount	$—	$25,565	$25,565
Recognition of contingent beneficial conversion feature and warrants	$893,871	$—	$893,871
Extinguishment of related party payable with stock subscription	$—	$97,693	$97,693

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

Operations

Echo LLC, is an Arizona limited liability company in the development stage with several technologies and specific methods that we believe, allow commercial fleet vehicles to reduce their overall fuel expenses. The business plan for the Company is based on providing the marketplace a business proposition for reducing the use of fossil fuels by augmenting power trains within existing commercial fleet vehicles with energy efficient electrical assist delivered through electric motors powered by the Company’s modular plug-in battery modules to achieve tangible operating results including the potential of a quick return on the investment (of the Echo LLC conversion) for such amended vehicles.

The Company’s operations to date have primarily been funded by advances, private “family and friends” capital contributions, and subsequent equity conversions by the majority stockholders. The Company’s working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. There can be no assurance that any of these strategies will occur or be achieved on satisfactory terms.

NOTE 2 - BASIS OF PRESENTATION

As of September 21, 2012 Canterbury merged with Echo LLC, with Echo LLC being the accounting acquirer thus resulting in a reverse merger. Therefore the accompanying financial statements are on a consolidated basis subsequent to September 21, 2012, but only reflect the operations of Echo LLC prior to the date of acquisition.

The Company is a development stage company and has incurred significant losses during the years ended December 31, 2013, and 2012 and the period from inception (November 25, 2009) through December 31, 2013. The Company has experienced negative cash flows from operations since the inception of the Company. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern. The Company will need to obtain additional funding in the future in order to finance its business strategy, operations and growth through the issuance of equity, debt or collaboration. The failure to obtain this additional funding would be detrimental to the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Echo LLC and Advanced Technical Asset Holdings, LLC, beginning with the dates of their respective acquisitions. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”)ASC 360, Property, Plant and Equipment (“FASB ASC 360”). FASB ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not recognize any impairment charges during the years ended December 31, 2013 and 2012 or for the period from inception (November 25, 2009) through December 31, 2013.

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

Property and Equipment

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

Depreciation is provided for on the straight-line method over the following estimated useful lives:

Equipment	3 years
Vehicles	3-5 years
Computers and Electronic Equipment	3 years

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured. The Company has not recognized any significant revenue associated with its mission as stated above in the nature of operations footnote. Miscellaneous revenue relates to consulting projects and is recorded based on the four criteria for revenue recognition.

Research and Development Expenses

The Company expenses research and development costs as incurred. Research and development expense charged to operating expenses was $1,348,984, $400,754, and $1,753,737 for the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, respectively.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $43,699, $8,309, and $125,391 for the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, respectively.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, the Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from the business model.

The Company is no longer subject to income tax examination by the United States federal, state or local tax authorities for years before 2009. The Company’s tax returns are open for inspection for all tax years from 2009 to present. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2013, 2012 and the period from inception (November 25, 2009), through December 31, 2013 and as of December 31, 2013 and 2012, had no amounts accrued for interest and penalties.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the years ended December 31, 2013 and 2012, the assumed exercise of exercisable warrants, totaling 13,764,472 and 342,000, respectively and conversion of convertible notes payable, totaling 4,953,226 and 1,654,524, respectively and stock options, totaling 100,000 and 0, respectively, are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per common share – diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU” 2011-11), Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1, 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

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

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

NOTE 4: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2013, the Company had a net loss of $6,402,638 as compared to a net loss of $2,362,922 for the year ended December 31, 2012. As of December 31, 2013, the Company has not emerged from the development stage. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and achieve a level of profitability. The Company intends to finance operations by issuing additional common stock, warrants and through bridge financing. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5: OTHER CURRENT ASSETS

In the second quarter of 2012 the Company advanced the landlord in Anderson, Indiana, $50,000 to cover the landlord’s costs for the purchase of certain building and improvements from the previous tenant. In lieu of repayment, the amount due to the landlord will be applied as a credit to rent due from the Company during the first quarter of 2014.

Note 6: Asset Acquisition

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

On April 5, 2013 the Company acquired all of the issued and outstanding units of ATAH for 6,000,000 shares of the Company’s common stock. The value of the shares exchanged for units of ATAH was approximately $3,120,000, which was based on the market price of the stock as of the acquisition date. As part of an exchange agreement with ATAH, the Company assumed all of the assets and liabilities described above, $100,000 cash, and a promissory note for $400,000. As of December 31, 2013, the promissory note was paid and the Company received $400,000. The $25,000 and the 27,778 shares of the Company’s common stock were not paid to Bright as of December 31, 2013. The Company has allocated the fair value of the shares exchanged based on the relative fair value of the assets that qualify for allocation. During 2013, the Company issued the shares of common stock related to this transaction. The Company determined that this transaction met the business scope exception thus asset acquisition accounting was used instead of business combination accounting.

The following table summarizes the assets and liabilities assumed:

		Estimated
	Purchase	Useful Life
Asset	Price	(years)

Patents	$2,460,219	14
Cash	500,000	N/A
Show Auto (Vehicles)	492,044	5
Computer Equipment	19,682	3
Obligation to pay cash to Bright	(25,000)	N/A
Obligation to issue shares to Bright	(326,945)	N/A
Net assets	$3,120,000

License Agreement

On April 5, 2013 the Company entered into an amendment with CleanFutures (the “Amendment”) to the License Agreement dated February 1, 2012 (the “License Agreement”). The Amendment resulted from the mutual agreement with CleanFutures that the original intent of the License Agreement was not being met or adhered to. In accordance with the Amendment, the Company will issue 1,850,000 shares of the Company’s common stock to CleanFutures; in turn, the Company will receive certain rights, including perpetual use of the CleanFutures Patent and future patent(s), a non-compete agreement in which CleanFutures will not be permitted to do business with any of the Company’s competitors, and CleanFutures has agreed to certain covenants that will assure that CleanFutures will for perpetuity not interfere with the Company’s business. This Amendment superseded the existing License Agreement. During 2013, the Company issued 250,000 shares of common stock related to this agreement. The fair value of the 1,850,000 shares was $962,000 on April 5, 2013 based on stock price of $0.52 on that date and was allocated among the assets based on their relative fair values. Any assets described below that were not assigned a purchase price were considered not to have value as contemplated by the terms of the agreement. The amounts purchased were capitalized based on the market price of the stock.

The following table summarizes the assets acquired:

Intangible Asset Acquired	Purchase Price	Estimated Useful Life (years)

License Agreement	$962,000	7

The amortization expense relating to these acquisitions was $230,365 for the year ended December 31, 2013.

Note 7: Property and Equipment

Property and equipment, at cost, consisted of the following as of December 31:

	2013	2012
Property and equipment, net:
Office equipment/computer	$113,769	$18,863
Prototype vehicles	615,945	95,669
Equipment and tools	274,966	81,206
	1,004,680	195,738
Less: Accumulated depreciation	(225,447)	(41,241)
	$779,233	$154,497

For the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, depreciation expense was $184,206, $38,147, and $225,447, respectively

Note 8: Intangibles

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

On April 5, 2013 the Company entered into an amendment with CleanFutures (the “Amendment”) to the License Agreement dated February 1, 2012 (the “License Agreement”). See Note 6.

Intangibles, at cost, consisted of the following as of December 31:

	2013	2012
Intangible assets, net:
Intangible assets	$3,474,719	$52,500
Less: Accumulated amortization	(240,364)	(5,000)
	$3,234,355	$47,500

For the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, amortization expense was $235,364, $5,000, and $240,364, respectively. Future amortization is expected to be as follows:

2014	$318,158
2015	318,158
2016	318,158
2017	318,158
2018	318,158
Thereafter	1,643,565
$3,234,355

NOTE 9: RELATED PARTY TRANSACTIONS

In accordance with the Exchange Transaction, the Echo LLC Member received 52,500,000 shares of Company common stock, representing 60% of the issued and outstanding common stock of the Company. Jason Plotke is the Chief Executive Officer and Chairman of the Echo LLC Member and William D. Kennedy is the Chief Executive Officer of the Echo LLC Member.

In conjunction with the Exchange Agreement, during 2012, no interest, demand advances were made by the former CEO of Canterbury totaling $91,761 and other legal, accounting, and transaction services of $97,693 related to the Exchange Agreement that were paid on the Company’s behalf by Hartford Equity, Inc. a company associated with the $2,000,000 financing agreement. During December 2012, the demand advances were forgiven by the former CEO of Canterbury. The Company wrote off the advances and treated the extinguishment of the obligations as an equity contribution with an increase to additional paid in capital. The transaction services of $97,693 related to expenses paid for by Hartford Equity, Inc. is included within stock subscription in the accompanying balance sheet as of December 31, 2013 and 2012.

During 2012 we received and repaid $12,000 related to a note payable agreement and, as of December 31, 2013 and 2012, we have a non-interest bearing advance due on demand and a 7% convertible note payable agreement due January 1, 2014 with outstanding balances of $100,000 and $50,000, respectively, with the BK Family Trust, of which Mr. Kennedy is an immediate family member of the trustee and beneficiary. Additionally, as of December 31, 2013 and 2012, we have a 21% note payable agreement due January 1, 2014 with the BK Family Trust, with outstanding balances of $10,000 and $30,000, respectively. The $12,000 note payable contained 24,000 detachable warrants to purchase one share of our common stock at no more than $0.01 per share with no vesting requirement and a term of five years. With respect to the 7% convertible note, subsequent to December 31, 2013, the BK Family Trust was repaid the $50,000 principal outstanding by a third party, in connection with a new note payable arrangement between the Company and the third party, and accrued interest was repaid to the BK Trust through the issuance of 37,849 shares of common stock.. The 21% note payable agreement is in default as of the filing date of this report, as the note payable maturity date has passed and an extension has not been obtained. The 21% note payable has a detachable warrant feature that required us to issue, upon execution of the agreement, warrants to purchase 100,000 shares of our common stock at no more than $0.01 per share with no vesting requirement, a term of five years and an additional feature that requires us to issue one warrant to purchase one share of our common stock at no more than $0.01 per share for every $10 outstanding at the end of each month with no vesting requirement and a term of five years.

The Company also has note payable agreements with two of our directors Mr. Holden and Mr. Clarke. The note payable agreement with Mr. Holden is for $100,000 at 12% interest per annum and matures on April 11, 2014. Mr. Holden’s note payable is convertible into 200,000 shares of our common stock. Upon conversion of Mr. Holden’s note payable, we are required to issue Mr. Holden 150,000 warrants, each of which allows Mr. Holden to purchase one share of the Company’s common stock at $0.01 with no vesting requirement and a term of 18 months. As of December 31, 2013, Mr. Holden did not exercise the conversion feature. The note payable agreement with Mr. Clarke was for $11,000 at 12% interest per annum and was paid-in-full during January 2013. Mr. Clarke’s note payable agreement contained a detachable warrant feature that required the Company to issue, upon execution of the agreement, warrants to purchase 22,000 shares of the Company’s common stock at no more than $0.01 per share with no vesting requirement and term of five years.

In addition, the Company has entered into a consulting agreement with RouteCloud, of which Mr. Kennedy is a shareholder, in the normal course of business. The Company has recognized revenue for consulting related to this agreement of $0, $0, and $47,100 for the years ended December 31, 2013 and 2012 and the period from inception (November 25, 2009) through December 31, 2013, respectively.

The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $290,932 and $528,291 for the year ended December 31, 2013 and 2012, respectively. The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $1,017,238 for the period from inception (November 25, 2009) through December 31, 2013.

During the year ended December 31, 2012, the Company received non-interest bearing advances from stockholders of the Company totaling $159,250, for working capital purposes. The Company repaid the advances during 2012 in full with proceeds received from the $2,000,000 financing agreement in Note 11. During the year ended December 31, 2013, shareholders of the Company made advances of $26,603 for working capital purposes. The Company repaid $15,000 during the fourth quarter of 2013. The advances have a remaining balance of $11,603 and are due on demand, non-interest bearing, and classified within related party advances in the accompanying consolidated balance sheet as of December 31, 2013.

The Company incurred interest expense with related parties of $70,782 and $22,549, and $95,018 for the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, respectively. The Company has accrued interest on related party notes payable of $96,117 and $37,647 recorded within accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.

The shareholder associated with the $2,000,000 financing agreement discussed within Note 11 overpaid the Company $16,559 when making the final payment on the stock subscription in January 2013. Additionally, this shareholder paid for $10,514 of legal expenses on behalf of the Company. The total of these two transactions, $27,073, is included within accounts payable – related party in the accompanying balance sheet as of December 31, 2013.

See Note 10 for additional discussion on related party notes payable agreements.

NOTE 10: NOTES PAYABLE

Notes Payable consisted of the following as of December 31:

F-15

	2013	2012

7% note payable issued March 30, 2011, principal and interest due December 31, 2013. (8)	$50,000	$50,000

7% convertible note payable with related party issued March 31, 2012, principal and interest due January 1, 2014. (1)	50,000	50,000

7% convertible note payable issued July 27, 2012, principal and interest due July 27, 2014. (1)	150,000	150,000

12% note payable with related party issued August 31, 2012, principal and interest due March 1, 2014, containing a warrant feature which requires the Company to issue warrants to purchase 22,000 shares of the Company’s common stock at no more than $0.01 per share with a term of five years.	—	11,000

12% convertible note payable issued October 25, 2012, principal and interest due January 1, 2014. The conversion feature enables either the Company or the lender to convert the outstanding balance into shares of the Company’s common stock at a rate of one share per $0.50 of converted dollars. Upon conversion of the note, the Company shall issue the lender 30,000 warrants, each of which allows the lender to purchase one share of the Company’s common stock at $0.01, with a term of 18 months. (9)	25,000	25,000

12% convertible note payable with related party issued April 11, 2012, principal and interest due April 11, 2014. The conversion feature enables either the Company or the lender to convert the outstanding balance into shares of the Company’s common stock at a rate of one share per $0.50 of converted dollars. Upon conversion of the note, the Company shall issue the lender 150,000 warrants, each of which allows the lender to purchase one share of the Company’s common stock at $0.01, with a term of 18 months.	100,000	100,000

12% convertible note payable issued November 11, 2011, principal and interest due January 1, 2014. The conversion feature enables either the Company or the lender to convert the outstanding balance into shares of the Company’s common stock at a rate of one share per $0.375 of converted dollars. (10)	100,000	100,000

12% note payable issued December 1, 2011, principal and interest due December 31, 2012. (4)	100,000	100,000

18% convertible note payable issued May 30, 2012, principal and interest due January 1, 2014. (1)	60,000	60,000

21% note payable with related party issued July 13, 2012, principal and interest due January 1, 2014, containing a warrant feature which requires the Company to issue warrants to purchase 100,000 shares of the Company’s common stock at no more than $0.01 per share with a term of five years. (3)	10,000	30,000

21% note payable issued July 13, 2012, principal and interest due January 1, 2014, containing a warrant feature which requires the Company to issue warrants to purchase 130,000 shares of the Company’s common stock at no more than $0.01 per share with a term of five years. (2)	65,000	65,000

8% convertible note payable issued in 9 installments. For each $0.55 of cash, the company issued a warrant to purchase 1.25 shares of stock at $0.65 with a term of 18 months. Principal and interest due June 15, 2018. (5)	1,500,000	—

8% convertible note payable issued July 8, 2013, principal and interest due July 8, 2018, containing a warrant feature which requires the Company to issue warrants to purchase 714,286 shares of the common stock at a price of $0.65 per share with a term of five years. (6)	175,000	—

15% note payables issued December 31, 2013, principal and interest due February 28, 2014. (7)	100,000	—

	2,485,000	741,000
Less debt discount	(806,539)	(9,214)
Less current portion of notes payable	(737,561)	(150,000)
Long-term notes payable	$940,900	$581,786

(1)	The note contains a conversion feature which enables either the Company or the lender to convert the outstanding balance into common stock of the Company at a rate of one share per $0.35 of converted dollars. The conversion feature was not exercised by either party as of December 31, 2013. Upon conversion of the note, for every share issued to the lender, the lender will receive one additional warrant to purchase one share of the Company’s common stock at a strike price of $0.75 with no vesting requirement and a term of 18 months. The two notes due January 1, 2014 were bought by a third party subsequent to year end. See Note 18.

(2)	For every $10 outstanding at the end of each calendar month, the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. As no payment was made on the referenced note payable, the lender received the maximum monthly award each month the note was outstanding. Foregoing warrants are included within warrants granted in Note 12. This note was bought out by a third party subsequent to year end. See Note 18.

(3)	For every $10 outstanding at the end of each calendar month, the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The note was issued for $50,000 and the Company subsequently repaid $20,000 in 2012, with $10,000 payments in both November and December 2012, and the Company repaid $20,000 in 2013, with two $10,000 repayments made in January 2013. Accordingly, the lender received 5,000 warrants each month from issuance through October 2012, 4,000 warrants in November 2012, and 3,000 warrants in December 2012. Foregoing warrants are included within warrants granted in Note 12. The Company is currently negotiating an extension for this note.

(4)	The note payable agreement is convertible into 395,000 shares of the Company’s common stock. However, the lender is disputing the conversion terms of the agreement. Additionally, the Company is in default with regards to the note, as the outstanding balance is past due, and has offered to repay the lender in full. The Company is attempting to utilize on-going dialogue with the lender to resolve the dispute and cure the default.

(5)	Pursuant to the terms and conditions of this agreement, UFF has agreed to provide the Company $1,500,000 of financing for working capital. The financing will be provided to the Company in nine scheduled installments beginning June 15, 2013 and ending January 1, 2014, starting with a first installment of $166,000. Each installment payment has a term of 5 years from first installment of funding. Pursuant to the agreement UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share and receive up to 2,727,272 warrants, each to purchase 1.25 shares of common stock at a per share exercise price of $0.65 with a term of 18 months. Foregoing warrants are included within warrants granted in Note 12.On August 1, 2013, the Company amended the $1.5 million financing and security agreement dated May 20, 2013 to change the payment schedule such that all payments were received by December 31, 2013. As of December 31, 2013 the Company has received $1,500,000 in cash related to this agreement and issued 3,409,093 warrants as discussed in Note 12. A debt discount of $596,169 was recorded to reflect a beneficial conversion feature and warrants associated with the cash received. The debt discount is being amortized to interest expense until maturity or its earlier repayment or conversion. As of December 31, 2013, the Company has not issued any shares of its common stock related to this agreement.

(6)	On June 20, 2013, the Company entered into a financing and security agreement and a secured convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald agreed to provide the Company with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of the Company’s common stock at an exercise price of $0.65 per share, exercisable over a five (5) year term. The Emerald Note has a maturity date of five (5) years and bears interest at eight percent (8%) annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party a rate of two (2) shares of the Company’s restricted common stock for each $0.70. As of December 31, 2013 the Company received $200,000 under this private placement and issued the related warrants. As of December 31, 2013 the Company has not issued any shares of its common stock related to this agreement. Subsequent to December 31, 2013, the Company issued a total of 1,142,858 shares of its common stock to Emerald relating to this agreement. The Emerald Note was in default because the S-1 was not cleared within the time frame required in the Emerald Note so in response the parties agreed to a revised due date for the Emerald Note of June 1, 2014, and increasing the number of the shares under the warrant by 285,714 to 1,000,000. Foregoing warrants are included within warrants granted in Note 12.

(7)	On December 31, 2013, we entered into two promissory note agreements in the amount of $40,000 and $60,000 with UFF. Pursuant to the terms and conditions of these agreements, UFF provided us with $100,000 and UFF received a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. The promissory notes have a maturity date of February 28, 2014. The stated interest rate is equal to 15% per year. The Company is currently negotiating an extension for this note.

(8)	Subsequent to year end, this note agreement was modified to extend the due date to January 1, 2015.

(9)	Subsequent to year end, this note agreement was modified to extend the due date to July 1, 2014.

(10)	This note was settled subsequent to year end. See Note 18.

As of December 31, 2013, the convertible notes payable are convertible into 4,953,226 common shares of the Company, of which 395,000 convertible shares are currently being disputed as previously discussed,and 3,523,507 warrants for shares of the Company’s common stock. In accordance with generally accepted accounting principles, the Company is required to consider as of the respective issuance date whether each convertible note payable was issued with a beneficial conversion feature. A beneficial conversion feature exists if the convertible notes payable may be convertible into common stock at an effective conversion price that is lower than the market price of a share of common stock on the date of issuance. The market price of the Company’s common stock as of each issuance date was less than the respective conversion price. Accordingly, the Company recorded a beneficial conversion feature in the amount of $174,780 as of December 31, 2013.

Interest expense incurred on all debt, which excludes the expense related to the accretion of the debt discount, was $132,521, $68,836, and $209,260 for the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, respectively. Of the total interest expense incurred on all debt, approximately $70,782, $22,549, and $95,018 pertained to related party notes payable for the years ended December 31, 2013 and 2012 and for the period from inception (November 25, 2009) through December 31, 2013, respectively. Included within interest expense in the accompanying statement of operations for the years ended December 31, 2013, 2012, and the period from inception (November 25, 2009) through December 2013, is $107,621, $16,351 and $180,329 of expense related to the accretion of the debt discount recorded due to the issuance of the warrants associated with the notes payable.

On May 30, 2012, the Company received $12,000 from a related party in exchange for a note payable that included detachable warrants. The Company issued the lender warrants to purchase 24,000 shares of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The warrant issuance is included within warrants granted in Note 12. The note was paid in full during September 2012.

NOTE 11: EQUITY

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

$2,000,000 Financing Agreement

In May 2012, the Company entered into a financing agreement to raise up to $2,000,000 through the sale of shares of its common stock at $0.50 per share and warrants to purchase one share of common stock of the Company with an exercise price of $0.75 per share, no vesting requirement and a term of 18 months. As of December 31, 2013, the Company had received all of the $2,000,000 and issued 4,000,000 shares of the Company’s common stock.  See Note 12 for discussion on the issuance of the related warrants.

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

As of December 31, 2013 the Company issued 1,000,000 shares related to this agreement. See Note 12 for discussion on the issuance of the related warrants.

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

As of December 31, 2013 the Company has received $1,500,000 in cash related to this agreement and issued 3,409,093 warrants as discussed in Note 12. As of December 31, 2013 the Company has not issued any shares of its common stock related to this agreement.

On July 3, 2013, as part of an equity agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its Common Stock, $.001 par value.  The number of shares to be registered is 11,288,094.

On October 15, 2013, Rod McKinley resigned as the Chief Financial Officer and Secretary of the Company. As part of his resignation from the Company as its Chief Financial Officer, the Company agreed to issue 353,241 shares of common stock to him as severance. The shares were valued using the closing price of the Company’s stock on September 19, 2013, which was $0.25. The total value of the shares of $88,310 was recorded as an expense during 2013.

NOTE 12: WARRANTS

The following summarizes the warrant activity for the year ended December 31, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2012	342,000	$0.01
Grants	13,422,472	0.68
Outstanding at December 31, 2013	13,764,472	$0.66	2.3	$99,360

Exercisable at December 31, 2013	13,764,472	$0.66	2.3	$99,360

Throughout 2013 and 2012, the Company entered into several note payable agreements that included detachable warrants with no vesting requirements, as discussed in Note 10. The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2013 and 2012 was $2,023,796 and $423, respectively. The total fair value of warrants granted and vested during the years ended December 31, 2013 and 2012 was $9,931,016 and $25,565, of which an allocated portion was recorded as a debt discount. During the years ended December 31, 2013 and 2012, $107,621 and $16,351 of the discount was accreted to interest expense. The grant-date fair value of the warrants, and thus the debt discount, was valued using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012
Exercise price	$0.01 - $0.75	$0.01
Stock price	$0.24 - $1.94	$0.00 - $0.72
Volatility	153.81% - 205.42%	127.5% - 159.8%
Risk-free interest rate	0.20% - 1.78%	0.26% - 0.34%
Expected Term	1.5 - 5 years	2.5 years

NOTE 13: STOCK OPTIONS

On December 10, 2013, the Company’s Board of Directors (the “Board”), after careful consideration, unanimously approved the 2013 Equity Incentive Plan (the “Equity Incentive Plan”), pursuant to which the Company reserved for issuance thereunder 8,000,000 shares of the Company’s outstanding Common Stock. The Company’s stockholders approved the Equity Incentive Plan and it became effective in January 2014.

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	165.09%
Risk-free interest rate	2.08%
Expected Term	6 years
Forfeiture rate	0%
Dividend yield rate	0%

The volatility used was based on historical volatility of the Company’s common stock, which management considers to be the best indicator of expected future volatility. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2013 and 2012, the Company recognized compensation expense of $24,961 and $0, respectively, associated with stock option awards. At December 31, 2013, future stock compensation expense (net of estimated forfeitures) not yet recognized was $224,652 and will be recognized over a weighted average remaining vesting period of 3.88 years.

The following summarizes stock option activity for the year ended December 31, 2013:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at December 31, 2012	—	—
Granted	1,000,000	$0.26
Exercised	—
Forfeited	—
Outstanding at December 31, 2013	1,000,000	$0.26	9.99	—
Exercisable at December 31, 2013	100,000	$0.26	9.99	—

The following table summarizes information about the Company’s non-vested shares as of December 31, 2013:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2012	—	—
Granted	1,000,000	$0.25
Vested	(100,000)	0.25
Nonvested at December 31, 2013	900,000	$0.25

NOTE 14: BASIC AND DILUTED EARNINGS PER SHARE

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the years ended December 31, 2013 and 2012, the assumed exercise of exercisable warrants, stock options and conversion of convertible notes payable are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per common share – diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented.

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was antidilutive:

	December 31,
	2013	2012

Convertible notes payable	4,953,226	1,654,524
Warrants	13,764,472	342,000
Stock Options	100,000	—

NOTE 15: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for the years ended December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012

Current (benefit) / liability	$—	$—
Deferred provision	—	—
Net income tax provision	$—	$—

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent

Federal statutory rates	$(2,176,897)	34%	$(803,393)	34%
State Statutory rates	(448,185)	7%	(165,405)	7%
Income passed through to owners	—	0%	623,901	(26)%
Other	—	0%	(45,553)	2%
Permanent differences	4,837	0%	—	0%
Changes in valuation allowance	2,620,245	(41)%	390,450	(17)%
Effective rate	$—	0%	$—	0%

At December 31, 2013 and 2012 deferred income tax assets and liabilities were comprised of:

	December 31, 2013	December 31, 2012
Deferred tax assets (liabilities) - current	$—	$—
Deferred tax assets (liabilities) - long-term:	—	—
Stock Compensation	10,234	—
Net operating loss carryforwards	3,038,557	428,547
Total net deferred tax assets	3,048,791	428,547
Valuation allowance	(3,048,791)	(428,547)
Net deferred tax assets	$—	$—

The Company has recorded as of December 31, 2013 and 2012, a valuation allowance of $3,048,791 and $428,547, respectively, as it believes that it is more-likely-than-not that the deferred tax assets will not be realized in future years. Management has based its assessment on available historical and projected operating results.

The Company has net operating loss carry-forwards totaling approximately $7.5 million which expire between 2028 and 2032 and 2013 and 2032 for federal and state purposes, respectively.

Due to certain significant changes in ownership during the year ended December 31, 2012, some of the net operating losses are subject to limitation under Internal Revenue Code 382.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.

Note Payable Default and Dispute

On August 16, 2013, the Company received notice of a lawsuit filed in the District Court of Clark County, Nevada filed by Portofino Investments II Limited Partnership (“Portofino”) against the Company regarding a convertible loan in the principal amount of $100,000. The lawsuit alleges that the Company has failed to repay the loan amount and interest that were due to Portofino under the convertible loan and that Portofino is entitled to judgment in the full amount due under such convertible loan, in addition to costs and expenses relating to the cause of action. The Company has filed an answer to the complaint and Portofino has subsequently filed an amended complaint.

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

Building Lease

The Company entered into three lease agreements to occupy lab facilities, and one lease agreement to occupy its corporate headquarters. The lease terms for the lab facilities expire in March 2014 and May 2015; the lease term for the Company’s corporate headquarters expires in June 2016.

The Company has the option to renew the March 2014 expiring lab facility leases for subsequent two-year periods. The Company has the option to renew the May 2015 expiring lab facility leases for three subsequent two-year periods.

Future minimum rental payments required under the leases are as follows for the years ended December 31:

2014	$306,802
2015	213,526
2016	30,064
Total	$550,392

Rent expense amounted to $269,790 and $77,045 for the years ended December 31, 2013 and 2012, respectively, and $346,835 for the period from inception (November 25, 2009) through December 31, 2013.

License Agreements

On February 1, 2012, the Company entered into a License Agreement with CleanFutures (“CF”), for use of their intellectual property in exchange for a combination of royalties and warrants.

The Company and CF determined that the original intent of the license agreement was not being met or adhered to. Therefore, the Company and CF voluntarily negotiated and on April 5, 2013 mutually agreed upon a revised license agreement that is more aligned with the actual metrics of the Company’s relationship with CF and superseded the agreement entered into on February 1, 2012. As part of the revised license agreement, the royalty payments and agreement to issue warrants noted above, were replaced by a promissory note issued by the Company for 1,850,000 shares of the Company’s restricted common stock. Considering the foregoing, the Company did not record royalty expense for the years ended December 31, 2013 and 2012 or for the period from inception (November 25, 2009) through December 31, 2013.

On June 28, 2012, the Company entered into a license agreement with Bright Automotive, Inc. (“Bright”) which provides Echo LLC a royalty-free, perpetual, fully-paid up, worldwide, non-exclusive, non-transferable and non-sub-licensable limited license to use Bright’s Battery Management Software and CAD, and certain other intellectual property of Bright to develop, modify and/or sell, offer for sale, market, distribute, import and export derivative works. In consideration of the granting of the license, the Company paid to Bright a one-time up-front license fee in the amount of $50,000 which has been capitalized and amortized over its estimated useful life of 10 years.

On April 5, 2013 the Company entered into an amendment with CleanFutures (the “Amendment”) to the license agreement dated February 1, 2012 (the “License Agreement”). The Amendment resulted from the mutual agreement with CleanFutures that the original intent of the License Agreement was not being met or adhered to. In accordance with the Amendment, the Company will issue 1,850,000 shares of the Company’s common stock to CleanFutures; in turn, the Company will receive certain rights, including perpetual use of the CleanFutures Patent and future patent(s), a non-compete agreement in which CleanFutures will not be permitted to do business with any of the Company’s competitors, and CleanFutures has agreed to certain covenants that will assure that CleanFutures will for perpetuity not interfere with the Company’s business. This Amendment superseded the existing License Agreement. During, 2013, the Company has issued 250,000 shares of common stock related to this agreement.The fair value of the 1,850,000 shares was $962,000 on April 5, 2013 based on stock price of $0.52 on that date and was allocated among the assets based on their relative fair values. The amounts purchased were capitalized based on the market price of the stock.

Employment Agreements

On April 21, 2012 the Company entered into an executive employment agreement with William Daniel Kennedy (the “Kennedy Agreement”), in connection with his service as Chief Executive Officer of the Company. In accordance with the Kennedy Agreement, Mr. Kennedy shall be entitled to a base salary of $220,000 per year.

On April 21, 2012 the Company entered into an executive employment agreement with Jason Plotke (the “Plotke Agreement”), in connection with his service as President of Echo LLC. In accordance with the Plotke Agreement, as amended, Mr. Plotke shall be entitled to a base salary of $250,000 per year.

On July 1, 2012 the Company entered into an executive employment agreement with Patrick van den Bossche (the “van den Bossche Agreement”), in connection with his service as Chief Operating Officer and Managing Director of the Company. In accordance with the van den Bossche Agreement, Mr. van den Bossche shall be entitled to a base salary of $120,000 per year.

On September 23, 2013, the Board entered into an executive employment agreement with Todd Lawson (the “Lawson” Agreement”) in connection with his service as Chief Financial Officer and Secretary of the Company. In accordance with the Lawson Agreement, Mr. Lawson shall be entitled to a base salary of $170,000 per year along with performance based bonus compensation, and an option to purchase up to 1,000,000 shares of the Company’s common stock at the strike price of $0.26 per share. The options vest quarterly over a four year period with an initial vesting of 100,000 shares, 43,750 shares for each of quarters 1-12, and 93,750 shares for each of quarters 13-16. All of the options expire on December 24, 2023.

NOTE 17: SEGMENT INFORMATION

The Company operates only one reporting segment.

NOTE 18: SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company received gross proceeds of $250,000 via a financing arrangement with Hanover Holdings I, LLC. The terms of this financing arrangement bears interest at twelve percent (12%) annually, and has a maturity date of July 3, 2014. The unpaid outstanding balance may be converted at the option of the investor a rate of one (1) share of the Company’s restricted common stock for each $0.15223, subject to adjustment.

Subsequent to December 31, 2013, the Company received gross proceeds of $110,000 via a financing arrangement with United Fleet Financing, LLC, of which the sole member is a related party. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of February 28, 2014. In connection with this financing arrangement, the Company issued warrants to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. As of the date of this filing, the Company is in default on this note agreement and currently negotiating an extension.

Subsequent to December 31, 2013, the Company received gross proceeds of $150,000 via a financing arrangement with JMJ Financial. The terms of this financing arrangement bears interest at twelve percent (12%) annually, and has a maturity date of February 6, 2016. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of the Company’s restricted common stock for each $0.23, or (ii) sixty percent (60%) of the lowest trade price in the twenty-five (25) days prior to conversion.

Subsequent to December 31, 2013, the Company received gross proceeds of $55,000 via a financing arrangement with Vista Capital Investments, LLC. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of February 11, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.35, or (ii) seventy percent (70%) of the lowest trade price in the twenty (20) days prior to conversion.

Subsequent to December 31, 2013, the Company received gross proceeds of $50,000 via a financing arrangement with LG Capital Funding, LLC. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Additionally,subsequent to December 31, 2013, LG Capital Funding, LLC paid off the 21 percent note payable issued July 13, 2012 totaling $65,000,on the Company’s behalf, and, accordingly, the Company agreed to repay LG Capital Funding, LLC a total of $65,000 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to December 31, 2013, the Company received gross proceeds of $200,000 via a financing arrangement with Typenex Co-Investment, LLC. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of October 27, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.27, or (ii) seventy percent (70%) of the lowest trade price in the fifteen (15) days prior to conversion.

Subsequent to December 31, 2013, the Company received gross proceeds of $50,000 via a financing arrangement with Union Capital, LLC. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Additionally,subsequent to December 31, 2013, Union Capital, LLC paid off the 12 percent note payable issued May 30, 2012 totaling $60,000, on the Company’s behalf, and, accordingly, the Company agreed to repay Union Capital, LLC a total of $67,800 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of March 7, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to December 31, 2013, the Company received gross proceeds of $50,000 via a financing arrangement with GEL Properties, LLC. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Additionally,subsequent to December 31, 2013, GEL Properties, LLC paid off the 7 percent note payable with a related party issued March 31, 2012 totaling $50,000, on the Company’s behalf, and, accordingly, the Company agreed to repay GEL Properties, LLC a total of $52,500 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to December 31, 2013, the Company received gross proceeds of $110,000 via a financing arrangement with William W. Kennedy, of whom Mr. William D. Kennedy, our CEO, is an immediate family member. The terms of this financing arrangement bears interest at seven percent (7%) annually, and has a maturity date of April 10, 2014. In connection with this financing arrangement, we issued warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share, exercisable over an eighteen (18) month term.

Subsequent to December 31, 2013, the Company received gross proceeds of $78,500 via a financing arrangement with Asher Enterprises, Inc. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of November 12, 2014. The unpaid outstanding balance may be converted at sixty-nine percent (69%) of the lowest trade price in the ten (10) days prior to conversion.

Subsequent to December 31, 2013, the Company issued 1,142,858 shares of its common stock to Emerald in connection with the Emerald Note (see Note 10). No proceeds were received in connection with this common stock issuance. The common stock was issued to reduce the Company’s note payable balance. The Emerald Note was in default because the S-1 was not cleared within the time frame required in the Emerald Note so in response the parties agreed to a revised due date for the Emerald Note of June 1, 2014, and increasing the number of the shares under the warrant by 285,714 to 1,000,000.

Subsequent to December 31, 2013, the Company issued 337,855 shares of its common stock to satisfy its obligation in connection with its 12% convertible note payable issued November 11, 2011 totaling $100,000 (see Note 10). Additionally, in connection with this transaction, the Company issued a warrant to purchase 506,782 shares of the Company’s common stock at an exercise price of $0.01 per share, exercisable over a five (5) year term. In connection with the LG Capital Funding, LLC repayment of the 21% note payable issued July 13, 2012 totaling $65,000 that occurred subsequent to December 31, 2013, the Company issued 124,730 shares of its common stock to the same lender to satisfy accrued interest on this obligation.

Subsequent to December 31, 2013, the Company issued a total of 1,061,694 shares of its common stock to various service providers in a series of transactions related to consulting and professional services rendered during 2013 and 2014.

Subsequent to December 31, 2013, the Company received gross proceeds of $500,000 via a financing arrangement with United Fleet Financing, LLC, of which the sole member is a related party. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of June 1, 2014. In connection with this financing arrangement, the Company issued warrants to purchase 1,428,571 shares of the Company’s common stock at an exercise price of $0.35 per share, exercisable over a five (5) year term.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Exchange Agreement, dated April 5, 2013, between the Company and Advanced Technical Asset Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 11, 2013).

3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009).

3.1(b)	Text of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012).

3.2	Bylaws, as amended (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009).

10.1	Promissory Note with Josh Lambert dated July 13, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2012).

10.2	License Agreement with CleanFutures, LLC dated April 5, 2013 (incorporated by reference to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 22, 2013).

10.3	Securities Purchase Agreement with Newmarket Traders LTD dated February 4, 2013 (incorporated by reference to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 22, 2013).

10.4	Securities Purchase Agreement with Newmarket Traders LTD dated February7, 2013 (incorporated by reference to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 22, 2013).

10.5	Securities Purchase Agreement with Newmarket Traders LTD dated February25, 2013 (incorporated by reference to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 22, 2013).

10.6	Securities Purchase Agreement with Newmarket Traders LTD dated March 7, 2013 (incorporated by reference to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 22, 2013).

10.7	Lease Agreement with TREF Scottsdale LLC dated February 18, 2013 (incorporated by reference to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 22, 2013).

10.8	Financing and Security Agreement, dated May 20, 2013, between the Company and United Fleet Financing (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 24, 2013).

10.9	Form of Secured Convertible Subordinated Promissory Note (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2013).

10.10	Form of Warrant (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2013).

10.11	Financing and Security Agreement dated June 20, 2013, between the Company and Emerald Private Equity Fund, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 24, 2013).

10.12	Secured Convertible Promissory Note with Emerald Private Equity Fund, LLC dated June 20, 2013 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on June 24, 2013).

10.13	Convertible note in the principal amount of $150,000 with Kevin Easler, dated July 12, 2012 (incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 13, 2013).

10.14	Employment Agreement, dated September 23, 2013, between the Company and Todd Lawson (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013).

10.15	Service Center & Installation Agreement with Meineke Car Care Centers, Inc., dated February 14, 2013 (incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 13, 2013).

10.16	Service Center & Installation Agreement with Dickinson Fleet Services, LLC, dated June 26, 2012 (incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 13, 2013).

10.17	Senior Convertible Note with Hanover Holdings I, LLC, dated January 3, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 9, 2014).

10.18	Note Purchase Agreement with Hanover Holdings I, LLC, dated January 3, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 9, 2014).

10.19	Registration Rights Agreement with Hanover Holdings I, LLC, dated January 3, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 9, 2014).

10.20*	Promissory Note, dated March 26, 2014, issued to United Fleet Financing, LLC.

14*	Code of Ethics.

21*	List of Subsidiaries - Echo Automotive, LLC an Arizona limited liability company, and Advanced Technical Asset Holdings, LLC, an Arizona limited liability company.

23.1*	Consent of Mayer Hoffman McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL*	Taxonomy Extension Definition Linkbase.

101.LAB XBRL*	Taxonomy Extension Label Linkbase.

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase.

* Filed herewith.