Form 10-Q/A
period 2014-03-31
Echo Automotive, Inc.
filed 2014-06-02
CIK 1453420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to Echo Automotive Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014 amends and restates the Company’s Quarterly Report on Form 10-Q filed on May 20, 2014 (the “Initial 10-Q”). As disclosed in the Company’s Current Report on Form 8-K filed on May 27, 2014, the Company’s board of directors concluded that the unaudited financial statements included with the Initial 10-Q contained certain errors and disclosure omissions relating to the required accounting treatment for certain debt instruments entered into during the quarter ended March 31, 2014. The embedded conversion features in certain of the Company’s convertible debt instruments as well as certain of the accompanying warrant provisions (full ratchet reset requirements) should be accounted for as a derivative liability. Although preliminary valuation of these derivative instruments had been estimated and included in the Initial 10-Q, the Company’s board of directors and management concluded that additional valuation work was necessary to value and record these derivative liabilities. Additionally, required disclosures were not included in the Initial 10-Q. We are amending and restating the Initial 10-Q in its entirety to address the foregoing.

Echo Automotive, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECHO AUTOMOTIVE, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash	$253,623	$47,916
Other current assets	29,798	85,095
Total current assets	283,421	133,011

Property and equipment, net	767,923	779,233
Intangibles, net	3,154,815	3,234,355
Deferred loan fees, net	101,036	26,200
Total assets	$4,307,195	$4,172,799

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,212,576	$1,186,562
Accounts payable - related party	27,073	27,073
Accrued liabilities	504,178	489,055
Derivative Liability	9,640,069	—
Related party advances	111,603	111,603
Current portion of notes payable, net of debt discount of $751,580
and $247,439 for March 31, 2014 and December 31, 2013, respectively	1,264,420	737,561
Total current liabilities	12,759,919	2,551,854

Long-term portion of notes payable, net of current portion and debt discount
of $862,826 and $559,100 for March 31, 2014 and December 31, 2013, respectively	1,026,341	940,900
Total liabilities	13,786,260	3,492,754

Contingencies and commitments

Stockholders' equity (deficit):
Common stock, par value $.001, 650,000,000 shares authorized;
91,577,278 and 87,796,524 issued and outstanding at March 31, 2014
and December 31, 2013, respectively	91,578	87,797
Additional paid in capital	9,751,630	9,702,505
Accumulated deficit	(19,322,273)	(9,110,257)
Total stockholders' equity (deficit)	(9,479,065)	680,045

Total liabilities and stockholders' equity (deficit)	$4,307,195	$4,172,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

			Period from Inception
	Three Months Ended March 31,		(November 25, 2009)
	2014	2013	to March 31, 2014

Revenue	$—	$600	$133,456
Operating expenses:
General and administrative	1,835,470	842,049	10,623,656
Selling and marketing	22,004	4,779	147,396
Total operating expenses	1,857,474	846,828	10,771,052
Operating loss	(1,857,474)	(846,228)	(10,637,596)

Other income and expense:
Interest expense	14,205,454	25,711	14,535,589
Loss on debt extinguishment	147,671	—	147,671
Gain on change in fair value of derivative	(6,123,583)	—	(6,123,583)
Other expense	125,000	—	125,000
Total other income and expense	8,354,542	25,711	8,684,677

Loss before income tax provision	(10,212,016)	(871,939)	(19,322,273)

Income tax provision	—	—	—

Net loss	$(10,212,016)	$(871,939)	$(19,322,273)

Net loss per share
Basic and diluted	$(0.11)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	89,216,962	75,000,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscriptions	Deficit	Total

Balance at November 25, 2009	—	$—	$—	$—	$—	$—

Member contributions	800,288	800	2,524	—	—	3,324

Net loss	—	—	—	—	(5,555)	(5,555)

Balance at December 31, 2009	800,288	800	2,524	—	(5,555)	(2,231)

Member contributions	10,810,148	10,810	34,090	—	—	44,900

Member withdrawls	(722,282)	(722)	(2,278)	—	—	(3,000)

Net loss	—	—	—	—	(38,600)	(38,600)

Balance at December 31, 2010	10,888,154	10,888	34,336	—	(44,155)	1,069

Member contributions	15,128,188	15,128	47,707	—	—	62,835

Net loss	—	—	—	—	(300,542)	(300,542)

Balance at December 31, 2011	26,016,342	26,016	82,043	—	(344,697)	(236,638)

Member contributions	26,483,658	26,484	83,516	—	—	110,000

Common stock of Canterbury	22,500,000	22,500	1,777,532	—	—	1,800,032

Stock subscriptions assumed in the merger	—	—	—	(434,507)	—	(434,507)

Extinguishment of related party payable	—	—	91,761	—	—	91,761

Issuance of warrants	—	—	25,565	—	—	25,565

Net loss	—	—	—	—	(2,362,922)	(2,362,922)

Balance at December 31, 2012	75,000,000	75,000	2,060,417	(434,507)	(2,707,619)	(1,006,709)

Financing agreements	5,000,000	5,000	495,000	—	—	500,000

Recognition of share issued in exchange for assets acquired	6,527,778	6,528	4,402,417	—	—	4,408,945

Stock based compensation	—	—	24,961	—	—	24,961

Stock subscription receivable	—	—	1,500,000	(1,500,000)	—	—

Receipt of funds on stock subscriptions	—	—	—	1,934,507	—	1,934,507

Recognition of contingent beneficial conversion feature and warrants	—	—	893,871	—	—	893,871

Shares issued for services	1,268,746	1,269	325,839	—	—	327,108

Net loss	—	—	—	—	(6,402,638)	(6,402,638)

Balance at December 31, 2013	87,796,524	87,797	9,702,505	—	(9,110,257)	680,045

Shares issued for conversion and settlement of debts	2,487,420	2,488	510,697	—	—	513,185

Equity instruments reclassified to derivative liabilities	—	—	(788,660)	—	—	(788,660)

Stock based compensation	—	—	10,921	—	—	10,921

Shares issued for services	1,293,334	1,293	316,167	—	—	317,460

Net loss	—	—	—	—	(10,212,016)	(10,212,016)

Balance at March 31, 2014	91,577,278	$91,578	$9,751,630	$—	$(19,322,273)	$(9,479,065)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHO AUTOMOTIVE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period from Inception
	Three Months Ended March 31,		(November 25, 2009)
	2014	2013	to March 31, 2014

Cash flows from operating activities:
Net loss	$(10,212,016)	$(871,939)	$(19,322,273)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	148,569	19,028	611,880
Amortization of debt discount	377,434	4,863	490,331
Amortization of deferred loan fees	15,916	—	17,716
Non-cash stock compensation	10,921	—	35,882
Gain on change in fair value of warrant liability	(6,123,583)	—	(6,123,583)
Shares issuable for services rendered	150,960	—	476,799
Loss on extinguishment of debt	147,671	—	147,671
Interest expense related to beneficial conversion feature and warrants issued	13,769,305	—	13,769,305
Changes in operating assets and liabilities:
Other current assets	180,297	(10,967)	95,202
Accounts payable	179,714	31,771	1,355,762
Accounts payable - related party	—	27,073	27,073
Bank overdraft	—	(37,616)	—
Accrued liabilities	97,688	11,034	561,743
Related party advance	—	23,000	111,603
Net cash used in operating activities	(1,257,124)	(803,753)	(7,744,889)

Cash flows from investing activities:
Purchases of intangibles	—	—	(50,000)
Purchases of property and equipment	(57,719)	(79,120)	(550,673)
Net cash used in investing activities	(57,719)	(79,120)	(600,673)

Cash flows from financing activities:
Proceeds from stock subscriptions	—	434,507	3,402,307
Proceeds from issuances of notes payable	1,611,300	—	4,294,300
Principal repayments on notes payable	—	(31,000)	(88,000)
Proceeds from financing agreement	—	500,000	507,797
Proceeds from shares issued in exchange for assets acquired	—	—	493,472
Advances from Company officers	—	—	159,250
Repayments to Company officers on advances	—	—	(159,250)
Deferred loan costs	(90,750)	—	(118,750)
Capital withdrawals	—	—	(3,000)
Capital contributions	—	—	111,059
Net cash provided by financing activities	1,520,550	903,507	8,599,185

Increase (decrease) in cash	205,707	20,634	253,623
Cash, beginning of period	47,916	1,879	—
Cash, end of period	$253,623	$22,513	$253,623

Supplemental cash flow information

Cash paid for interest	$—	$473	$473
Original issue discounts	$44,167	$—	$44,167
Extinguishment of related party payable	$50,000	$—	$239,454
Non cash transactions:
Discount arising from conversion features and warrants	$1,250,343	$21,956	$1,297,864
Discount reduced upon conversion of debt	$67,237	—	$67,237
Conversion of convertible debt	$82,800	$—	$82,800
Extinguished debt	$275,000	$—	$275,000
Recognition of contingent beneficial conversion feature and warrants		$—	$893,871
Accrued interest removed through debt extinguishement	$27,386	$—	$27,386
Accrued expense paid through issuance of common stock	$55,179	$—	$55,179
Derivative liability removed through conversion of debt	$85,879	$—	$85,879
Debt paid through issuance of common stock	$175,000	$—	$285,000
Lease deposit offset against accounts payable to lessor	$50,000	$—	$50,000
Accounts payable paid through issuance of common stock	$166,500	$—	$166,500
Prepaid contingent registration rights paid through issuance of debt	$125,000	$—	$125,000
Shares issued in exchange for assets acquired	$—	$—	$4,402,417

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

Note 2 – Basis of Presentation

As a result of the Exchange Agreement, Canterbury merged with Echo, with Echo being the accounting acquirer thus resulting in a reverse merger. Therefore, the accompanying financial statements are on a consolidated basis subsequent to September 21, 2012, but only reflect the operations of Echo up to September 21, 2012.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q/A. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3
Assets
None	$—	$—	$—
Total assets	—	—	—
Liabilities
Derivative liability	—	—	9,640,069
Total liabilities	—	—	9,640,069

Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3
Assets
None	$—	$—	$—
Total assets	—	—	—
Liabilities
Derivative liability	—	—	—
Total liabilities	—	—	—

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Three Months Ended March 31,
	2014	2013
Beginning balance	$—	$—
Total (gains) losses	(6,123,583)	—
Settlements	(88,813)	—
Additions	15,852,465	—
Ending balance	$9,640,069	$—

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2014 and 2013	$(6,123,583)	$—

Note 4: Balance Sheet Information

Balance sheet information is as follows:

	March 31,	December 31,
	2014	2013
Property and equipment, net:
Office equipment/computer	$113,769	$113,769
Prototype vehicles	615,945	615,945
Equipment and tools	332,686	274,966
	1,062,400	1,004,680
Less: Accumulated depreciation	(294,477)	(225,447)
	$767,923	$779,233

	March 31,	December 31,
	2014	2013
Intangible assets, net:
Intangible assets	$3,474,719	$3,474,719
Less: Accumulated amortization	(319,904)	(240,364)
	$3,154,815	$3,234,355

	March 31,	December 31,
	2014	2013
Accrued liabilities:
Accrued expenses	$311,561	$282,886
Accrued interest	192,617	206,169
	$504,178	$489,055

Note 5: Related Party Transactions

During the year ended December 31, 2013, shareholders of the Company made net advances of $111,603 for working capital purposes. The advances are due on demand, non-interest bearing, and classified within related party advances in the accompanying condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

The Company paid consulting fees to certain shareholders and directors of the Company that amounted to $30,000, $70,000, and $1,037,238 for the three months ended March 31, 2014 and 2013 and for the period from inception (November 25, 2009) through March 31, 2014, respectively.

The Company incurred interest expense with related parties of $45,205, $4,458, and $140,223 for the three months ended March 31, 2014 and 2013 and for the period from inception (November 25, 2009) through March 31, 2014, respectively. The Company has accrued interest on related party notes payable of $126,973 and $96,117 recorded within accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

The shareholder associated with the $2,000,000 financing agreement discussed within Note 6 overpaid the Company $16,559 when making the final payment on the stock subscription in January 2013. Additionally, this shareholder paid for $10,514 of legal expenses on behalf of the Company. The total of these two transactions, $27,073, is included within accounts payable – related party in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014, the Company entered into a financing arrangement with GEL Properties, LLC whereby the 7 percent note payable with BK Family Trust was repaid.  Additionally, the Company issued common stock to BK Family Trust to repay accrued interest on the 7 percent note payable.  BK Family Trust’s trustee and beneficiary is an immediate family member of the Company’s Chief Executive Officer.  See Note 6.

During the three months ended March 31, 2014, the Company entered into a financing arrangement with William W. Kennedy, an immediate family member of the Company’s Chief Executive Officer.  The financing arrangement included the issuance of warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share, exercisable over an eighteen (18) month term.  See Note 6.

Note 6: Notes Payable

Notes payable consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

7% note payable issued March 30, 2011, principal and interest due December 31, 2013. (8)	$50,000	$50,000

7% convertible note payable with related party issued March 31, 2012, principal and interest due January 1, 2014. (11)	—	50,000

7% convertible note payable with related party issued July 27, 2012, principal and interest due July 27, 2014. (1)	150,000	150,000

12% convertible note payable issued October 25, 2012, principal and interest due July 1, 2015. (10)	25,000	25,000

12% convertible note payable with related party issued April 11, 2012, principal and interest due	100,000	100,000
April 11, 2014. (9)

12% convertible note payable issued November 11, 2011, principal and interest due January 1, 2014. (13)	—	100,000

12% note payable issued December 1, 2011, principal and interest due December 31, 2012. (4)	100,000	100,000

18% convertible note payable issued May 30, 2012, principal and interest due January 1, 2014. (12)	—	60,000

21% note payable with related party issued July 13, 2012, principal and interest due January 1, 2014,	10,000	10,000
containing a warrant feature which requires the Company to issue warrants to purchase 100,000 shares of the Company's common stock at no more than $0.01 per share with a term of five years. (3)

21% note payable issued July 13, 2012, principal and interest due January 1, 2014. (2)	—	65,000

8% convertible note payable issued in 9 installments. For each $0.55 of cash, the company issued a	1,500,000	1,500,000
warrant to purchase 1.25 shares of stock at $0.65 with a term of 18 months (increased to 5 years during the quarter ending March 31, 2014). The exercise price was lowered to $0.35 subsequent to March 31, 2014.
Principal and interest due June 15, 2018. (5)

8% convertible note payable issued July 8, 2013, principal and interest due June 20, 2018. (6)	—	175,000

15% note payables issued December 31, 2013, principal and interest due June 1, 2014. (7)	100,000	100,000

12% note payable issued January 9, 2014, principal and interest due July 3, 2014. (14)	375,000	—

15% note payable issued January 28, 2014, principal and interest due June 1, 2014. (15)	110,000	—

12% convertible note payable issued February 6, 2014, principal and interest due February 6, 2016. (16)	166,667	—

10% convertible note payable issued February 12, 2014, principal and interest due February 11, 2015. (17)	55,000	—

8% convertible note payable issued February 21, 2014, prinicpal and interest due February 20, 2015. (18)	65,000	—

8% convertible note payable issued February 21, 2014, prinicpal and interest due February 20, 2015. (18)	50,000	—

10% convertible note payable issued February 28, 2014, principal and interest due October 27, 2015. (19)	222,500	—

8% convertible note payable issued March 6, 2014, principal and interest due February 20, 2015. (20)	50,000	—

8% convertible note payable issued March 10, 2014, principal and interest due February 20, 2015. (20)	37,500	—

8% convertible note payable issued March 7, 2014, principal and interest due March 7, 2015. (21)	50,000	—

7% note payable issued March 11, 2014, principal and interest due April 10, 2014. (22)	110,000	—

8% convertible note payable issued March 17, 2014, principal and interest due November 12, 2014. (23)	78,500	—

15% convertible note payable issued March 26, 2014, principal and interest due June 1, 2014. (24)	500,000	—

	3,905,167	2,485,000
Less debt discount	(1,614,406)	(806,539)
Less current portion of notes payable	(1,264,420)	(737,561)
Long-term notes payable	$1,026,341	$940,900

9

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

(2)	The note contained a conversion feature which enabled either the Company or the lender to convert the outstanding balance into common stock of the Company at a rate of one share per $0.375 of converted dollars. The conversion feature was not exercised by either party as of March 31, 2014; alternatively, on February 21, 2014, the note payable principal balance was bought out by a third party (see (18) below). The Company issued 124,730 shares of its common stock in consideration of the accrued interest owed on this note payable as of the transaction date. The terms of the original note provided that, upon conversion of the note, for every $10 outstanding at the end of each calendar month, the Company would issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. Accordingly, in February 2014, the Company issued the lender a warrant totaling 253,500 shares, at a strike price of $0.01 with a term of 5 years. Foregoing warrants are included within warrants granted in Note 8.

(3)	For every $10 outstanding at the end of each calendar month, the Company will issue the lender one warrant to purchase one share of the Company’s common stock at no more than $0.01 per share with no vesting requirement and a term of five years. The note was issued for $50,000 and the Company subsequently repaid $20,000 in 2012, with $10,000 payments in both November and December 2012, and the Company repaid $20,000 in 2013, with two $10,000 repayments made in January 2013. Accordingly, the lender received 5,000 warrants each month from issuance through October 2012, 4,000 warrants in November 2012, 3,000 warrants in December 2012, and 1,000 warrants per month thereafter. Foregoing warrants are included within warrants granted in Note 8. The Company is currently negotiating an extension for this note.

(4)	The note payable agreement is convertible into 395,000 shares of the Company’s common stock. However, the lender is disputing the conversion terms of the agreement. Additionally, the Company is in default with regards to the note, as the outstanding balance is past due, and has offered to repay the lender in full. The Company is attempting to utilize on-going dialogue with the lender to resolve the dispute and cure the default.

(5)	Pursuant to the terms and conditions of this agreement, United Fleet Financing, LLC, (“UFF”), of which the sole member is a related party, has agreed to provide the Company $1,500,000 of financing for working capital. The financing was provided to the Company during 2013 in several installments. Each installment payment has a term of 5 years from first installment of funding. Pursuant to the agreement, UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share. The agreement also provided UFF the right to receive up to 2,727,272 warrants, each to purchase 1.25 shares of common stock at a per share exercise price of $0.65 with a term of 18 months; accordingly, the Company has issued UFF a total of 3,409,093 warrants in connection with this arrangement. During January, 2014, the Company agreed to extend the warrant term to 5 years. Foregoing warrants are included within warrants granted in Note 8. As of March 31, 2014, the Company has received $1,500,000 in cash related to this agreement. A debt discount of $596,169 was recorded to reflect a beneficial conversion feature and warrants associated with the cash received. The debt discount is being amortized to interest expense until maturity or its earlier repayment or conversion. Subsequent to March 31, 2014, the Company lowered the warrant strike price to $0.35 per share.

(6)	On June 20, 2013, the Company entered into a financing and security agreement and a secured convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald provided the Company with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of the Company’s common stock at an exercise price of $0.65 per share, exercisable over a five (5) year term. The Emerald Note has a maturity date of five (5) years and bears interest at eight percent (8%) annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party a rate of two (2) shares of the Company’s restricted common stock for each $0.70. As of December 31, 2013 the Company received $200,000 under this private placement, repaid Emerald $25,000, and issued the related warrants. During the period ending March 31, 2014, the Company issued a total of 1,142,858 shares of its common stock to Emerald relating to this agreement. The Emerald Note was considered to be in default because the Company’s S-1 filing was not cleared within the time frame required in the Emerald Note; as such, during the period ending March 31, 2014, the parties agreed to a revised due date for the Emerald Note of June 1, 2014, and the Company increased the number of the shares under the warrant by 285,714 to 1,000,000. Foregoing warrants are included within warrants granted in Note 8.

(7)	On December 31, 2013, the Company entered into two promissory note agreements in the amount of $40,000 and $60,000 with UFF. Pursuant to the terms and conditions of these agreements, UFF provided the Company with $100,000 and UFF received a warrant to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. Subsequent to March 31, 2014, the Company lowered the warrant strike price to $0.35 per share. The promissory notes, as amended, have a maturity date of June 1, 2014. The stated interest rate is equal to 15% per year.

(8)	On March 13, 2014, this note agreement was modified to extend the due date to January 1, 2015. Subsequent to March 31, 2014, the Company repaid this note and all accrued interest on the note through the issuance of 489,171 shares of its common stock.

(9)	The note contains a conversion feature which enables either the Company or the lender to convert the outstanding balance into common stock of the Company at a rate of one share per $0.50 of converted dollars. The conversion feature was not exercised by either party as of March 31, 2014. Upon conversion of the note, the Company shall issue the lender 150,000 warrants, each of which allows the lender to purchase one share of the Company’s common stock at $0.01, with a term of 18 months. The Company is currently negotiating an extension for this note.

(10)	On March 19, 2014, this note agreement was modified to extend the due date to July 1, 2015. The note contains a conversion feature which enables either the Company or the lender to convert the outstanding balance into common stock of the Company at a rate of one share per $0.50 of converted dollars. The conversion feature was not exercised by either party as of March 31, 2014. Upon conversion of the note, the Company shall issue the lender 30,000 warrants, each of which allows the lender to purchase one share of the Company’s common stock at $0.01, with a term of 18 months.

(11)	The note contained a conversion feature which enabled either the Company or the lender to convert the outstanding balance into common stock of the Company at a rate of one share per $0.35 of converted dollars. The conversion feature was not exercised by either party as of March 31, 2014; alternatively, on March 7, 2014, the note payable principal balance was bought out by a third party (see (20) below). The Company issued 37,849 shares of its common stock in consideration of the accrued interest owed on this note payable as of the transaction date. The terms of the original note provided that, upon conversion of the note, for every share issued to the lender, the lender would receive one additional warrant to purchase one share of the Company’s common stock at a strike price of $0.75 with no vesting requirement and a term of 18 months. Accordingly, in March 2014, the Company issued the lender a warrant totaling 161,240 shares, at a strike price of $0.75 and extended the contractual warrant term from a term of 18 months to a term of 5 years. Foregoing warrants are included within warrants granted in Note 8.

(12)	The note contained a conversion feature which enabled either the Company or the lender to convert the outstanding balance into common stock of the Company at a rate of one share per $0.35 of converted dollars. The conversion feature was not exercised by either party as of March 31, 2014; alternatively, on March 10, 2014, the note payable principal balance was bought out by a third party (see (21) below). The Company issued 99,668 shares of its common stock in consideration of the accrued interest owed on this note payable as of the transaction date. The terms of the original note provided that, upon conversion of the note, for every share issued to the lender, the lender would receive one additional warrant to purchase one share of the Company’s common stock at a strike price of $0.75 with no vesting requirement and a term of 18 months. Accordingly, in March 2014, the Company issued the lender a warrant totaling 271,097 shares, at a strike price of $0.75 extended the contractual warrant term from a term of 18 months to a term of 5 years. Foregoing warrants are included within warrants granted in Note 8.

(13)	On February 20, 2014 the Company issued 337,855 shares of its common stock to satisfy its obligation in connection with its 12% convertible note payable issued November 11, 2011 totaling $100,000, including accrued interest on this obligation. Additionally, in connection with this transaction, the Company issued a warrant to purchase 506,782 shares of the Company’s common stock at an exercise price of $0.01 per share, exercisable over a five (5) year term. Foregoing warrants are included within warrants granted in Note 8. The transaction was analyzed for extinguishment accounting and the company determined that extinguishment accounting was appropriate and any additional consideration provided in the transaction was recorded as a gain/loss on debt extinguishment in other income and expense.

(14)	On January 9, 2014, the Company received gross proceeds of $250,000 via a financing arrangement with Hanover Holdings I, LLC. The principal balance of $375,000 includes a $125,000 prepaid contingent expense that the Company became subject to by (i) failing to file a S-1 registration statement (covering the resale of the underlying common stock pertaining to this financing arrangement) by February 18, 2014 ($40,000); and (ii) failing to have the S-1 registration statement become effective by May 3, 2014 ($85,000). Neither of these criteria were met by the Company. The terms of this financing arrangement bears interest at twelve percent (12%) annually, and has a maturity date of July 3, 2014. The unpaid outstanding balance may be converted at the option of the investor a rate of one (1) share of the Company’s restricted common stock for each $0.15223, subject to adjustment. On February 17, 2014 the Company expensed the registration right penalties. The note contains an anti-dilution protection full-ratchet reset feature which qualifies the note as a derivative instrument. Subsequent to March 31, 2014, the conversion feature of the financing arrangement was modified whereby the unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) sixty percent (60%) of the lowest trade price in the 10 days prior to conversion; or (ii) the original conversion price as stated in the January, 2014 financing arrangement.

(15)	On January 28, 2014, the Company received gross proceeds of $110,000 via a financing arrangement with UFF. The terms of this financing arrangement, as amended, bears interest at fifteen percent (15%) annually, and has a maturity date of June 1, 2014. In connection with this financing arrangement, the Company issued warrants to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. Subsequent to March 31, 2014, the Company lowered the warrant strike price to $0.35 per share.

(16)	On February 6, 2014, the Company received gross proceeds of $150,000 via a financing arrangement with JMJ Financial. The principal balance of $166,666 includes a $16,666 original issue discount. The terms of this financing arrangement bears interest at twelve percent (12%) annually, and has a maturity date of February 6, 2016. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of the Company’s restricted common stock for each $0.23, or (ii) sixty percent (60%) of the lowest trade price in the 25 days prior to conversion. The variable conversion feature qualifies the note as a derivative instrument and tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt. See further discussion below in Derivative Liabilities- Convertible Notes.

(17)	On February 12, 2014, the Company received gross proceeds of $50,000 via a financing arrangement with Vista Capital Investments, LLC. The principal balance of $55,000 includes a $5,000 original issue discount. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of February 11, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.35, or (ii) seventy percent (70%) of the lowest trade price in the 20 days prior to conversion. The variable conversion feature qualifies the note as a derivative instrument since the number of shares issuable under the note is indeterminate.

(18)	On February 21, 2014, the Company received gross proceeds of $50,000 via a financing arrangement with LG Capital Funding, LLC. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Additionally, on February 21, 2014, LG Capital Funding, LLC paid off the 21 percent note payable issued July 13, 2012 totaling $65,000 (see (2) above), on the Company’s behalf, and, accordingly, the Company agreed to repay LG Capital Funding, LLC a total of $65,000 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The replacement note’s unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the 10 days prior to conversion. The variable conversion feature of the replacement note qualifies the note as a derivative instrument since the number of shares issuable under the note is indeterminate. The transaction was analyzed for extinguishment accounting and the Company determined that extinguishment accounting was appropriate and any additional consideration provided in the transaction was recorded as a gain/loss on debt extinguishment in other income and expense.

(19)	On February 28, 2014, the Company received gross proceeds of $200,000 via a financing arrangement with Typenex Co-Investment, LLC. The principal balance of $222,500 includes a $22,500 original issue discount. The terms of this financing arrangement bears interest at ten percent (10%) annually, and has a maturity date of October 27, 2015. The unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) a rate of one (1) share of our restricted common stock for each $0.27, or (ii) seventy percent (70%) of the lowest trade price in the fifteen (15) days prior to conversion. The note contains an anti-dilution protection full-ratchet reset feature which qualifies the note as a derivative instrument.

(20)	On March 6, 2014, the Company received gross proceeds of $50,000 via a financing arrangement with GEL Properties, LLC, The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Additionally, on March 7, 2014, GEL Properties, LLC paid off the 7 percent note payable with a related party issued March 31, 2012 totaling $50,000 (see (11) above), on the Company’s behalf, and, accordingly, the Company agreed to repay GEL Properties, LLC a total of $52,500 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The replacement note’s unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. During the period ending March 31, 2014, GEL Properties, LLC elected to convert $15,000 of principal balance under the terms of the replacement note, and received a total of 164,935 shares of the Company’s common stock. The variable conversion feature of the replacement note qualifies the note as a derivative instrument since the number of shares issuable under the note is indeterminate. The transaction was analyzed for extinguishment accounting and the Company determined that extinguishment accounting was appropriate and any additional consideration provided in the transaction was recorded as a gain/loss on debt extinguishment in other income and expense.

(21)	On March 10, 2014, the Company received gross proceeds of $50,000 via a financing arrangement with Union Capital, LLC. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of March 7, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Additionally, on March 10, 2014, Union Capital, LLC paid off the 18 percent note payable issued May 30, 2012 totaling $60,000 (see (12) above), on the Company’s behalf, and, accordingly, the Company agreed to repay Union Capital, LLC a total of $67,800 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of March 7, 2015. The replacement note‘s unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. During the period ending March 31, 2014, Union Capital, LLC elected to convert its principal balance under the terms of the replacement note, and received a total of 579,525 shares of the Company’s common stock. The variable conversion feature of the note qualifies the note as a derivative instrument since the number of shares issuable under the note is indeterminate. The transaction was analyzed for extinguishment accounting and the Company determined that extinguishment accounting was appropriate and any additional consideration provided in the transaction was recorded as a gain/loss on debt extinguishment in other income and expense.

(22)	On March 11, 2014, the Company received gross proceeds of $110,000 via a financing arrangement with William W. Kennedy, of whom Mr. William D. Kennedy, our CEO, is an immediate family member. The terms of this financing arrangement bears interest at seven percent (7%) annually, and has a maturity date of April 10, 2014. In connection with this financing arrangement, we issued warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share, exercisable over an eighteen (18) month term. Foregoing warrants are included within warrants granted in Note 8. The Company is currently negotiating an extension for this note.

(23)	On March 17, 2014, the Company received gross proceeds of $78,500 via a financing arrangement with Asher Enterprises, Inc. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of November 12, 2014. The unpaid outstanding balance may be converted at sixty-nine percent (69%) of the lowest trade price in the ten (10) days prior to conversion. The variable conversion feature of the note qualifies the note as a derivative instrument since the number of shares issuable under the note is indeterminate. Additionally, the note contains an anti-dilution protection full-ratchet reset feature which qualifies the note as a derivative instrument.

(24)	On March 26, 2014, the Company received gross proceeds of $500,000 via a financing arrangement with UFF. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of June 1, 2014. In connection with this financing arrangement, the Company issued warrants to purchase 1,428,571 shares of the Company’s common stock at an exercise price of $0.35 per share, exercisable over a five (5) year term. Foregoing warrants are included within warrants granted in Note 8.

Interest expense incurred on all debt, which excludes the expense related to the accretion of the debt discount and excludes the expense related to the change in the valuation of derivative instruments, was $69,014, $25,711, and $278,274 for the three months ended March 31, 2014 and 2013 and for the period from inception (November 25, 2009) through March 31, 2014, respectively. Of the total interest expense incurred on all debt, approximately $45,205, $4,458, and $140,223 pertained to related party notes payable for the three months ended March 31, 2014 and 2013 and for the period from inception (November 25, 2009) through March 31, 2014, respectively. Included within interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014, 2013, and the period from inception (November 25, 2009) through March 31, 2014, is $218,269, $2,597 and $399,213 of expense related to the accretion of the debt discount recorded due to the issuance of the warrants associated with the notes payable. Included within interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014, 2013, and the period from inception (November 25, 2009) through March 31, 2014, is $13,918,171, $0 and $13,918,171 of expense related to the valuation of the notes payable and warrants classified as derivative liability.

Derivative Liabilities- Convertible Notes

The embedded conversion and anti-dilution features in the convertible debt instruments and warrants issued in the three months ending March 31, 2014 qualify certain notes as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt.

The valuation of the derivative liability attached to the convertible debt was arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the noteholder converts upon receiving a redemption notice; the noteholder converts the note; the issuer redeems the note; or the Company defaults on the note.

The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the note based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $10,340,351 at either issuance date or tainting date. The Company recorded the change in the fair value of the derivative liability as a gain of $4,146,356 to reflect the value of the derivative liability as $6,105,182 as of March 31, 2014. The Company also recorded settlements of $88,813 related to conversions of three of their convertible notes.

Extinguishments and Settlements

During the three months ending March 31, 2014, the Company entered into certain debt transactions (see footnotes 13, 18, 20, and 21 to debt schedule above) in which extinguishment accounting was applied. As a result, a loss on extinguishment of debt of $147,671 was recorded as a loss on debt extinguishment in other income and expense related to these extinguishments.

Note 7: Equity

In January, 2014, the Company issued 1,142,858 shares of its common stock to Emerald in connection with the Emerald Note (see Note 6). No proceeds were received in connection with this common stock issuance. The common stock was issued to reduce the Emerald Note’s principal balance and accrued interest. The Emerald Note was considered to be in default because the Company’s S-1 filing was not cleared within the time frame required in the Emerald Note, so in response the parties agreed to an accelerated due date for the Emerald Note, and agreed to increase the number of the shares under the warrant by 285,714 to 1,000,000.

On February 20, 2014, the Company issued 337,855 shares of its common stock to satisfy its obligation in connection with its 12% convertible note payable issued November 11, 2011 totaling $100,000 (see Note 6). Additionally, in connection with this transaction, the Company issued a warrant to purchase 506,782 shares of the Company’s common stock at an exercise price of $0.01 per share, exercisable over a five (5) year term. In connection with the Company’s financing arrangement with LG Capital Funding, LLC, whereby LG Capital Funding, LLC repaid the 21% convertible note payable issued July 13, 2012 totaling $65,000, on February 20, 2014, the Company issued 124,730 shares of its common stock to the same lender to satisfy accrued interest on the repaid, extinguished obligation.

In connection with the Company’s financing arrangement with GEL Properties, LLC, whereby GEL Properties, LLC repaid the 7% convertible note payable with a related party issued March 31, 2012 totaling $50,000, on March 7, 2014, the Company issued 37,849 shares of its common stock to the related party to satisfy accrued interest on the repaid, extinguished obligation. Furthermore, GEL Properties, LLC, elected to convert a portion of their principal balance to common stock as permitted in connection with the replacement note payable, and, accordingly, on March 11, 2014, the Company issued 164,935 shares of its common stock to GEL Properties, LLC to reduce the obligation under the replacement note payable by a total of $15,000.

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

During the three months ending March 31, 2014, the Company recorded stock based compensation expense of $10,921.

The embedded conversion and anti-dilution features in the convertible debt instruments issued in the three months ending March 31, 2014 qualify certain notes as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt. The Company determined that there was a total fair value of $788,660 related to tainted warrants classified as equity that were reclassified during the period and recorded as a derivative liability.

Note 8: Warrants

As discussed in Note 6, the Company issued warrants during the three months ended March 31, 2014. The following summarizes the warrant activity for the three months ended March 31, 2014:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2013	13,764,472	$0.66
Grants	31,609,124	0.06
Outstanding at March 31, 2014	45,373,596	$0.23	4.6	$5,913,522
Exercisable at March 31, 2014	45,373,596	$0.23	4.6	$5,913,522

During the three months ended March 31, 2014 and 2013, the Company entered into several note payable agreements that included detachable warrants with no vesting requirements, as discussed in Note 6. The weighted-average grant date fair value for the three months ended March 31, 2014, equaled $0.16 per share. The total fair value of warrants granted and vested during the three months ended March 31, 2014 and 2013 was $5,131,613 and $25,565, of which an allocated portion was recorded as a debt discount. During the three months ended March 31, 2014 and 2013, $375,239 and $16,351 of the discount was accreted to interest expense. The grant-date fair value of the warrants, and thus the debt discount, was valued using a Monte Carlo model.

Derivative Liabilities- Warrants

The embedded conversion and anti-dilution features in the convertible debt instruments and warrants issued in the three months ending March 31, 2014 qualify certain notes as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt.

The valuation of the derivative liability of the warrants was determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e. "payoff") of the option for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the option.

Using this model, the Company determined a fair value of $5,512,114 at either issuance date or tainting date, including the warrants previously classified in equity which had a value at tainting of $788,660 (see Note 7). The Company recorded the change in the fair value of the derivative liability as a gain of $1,977,227 to reflect the value of the derivative liability as $3,534,887 as of March 31, 2014.

Note 9: Stock Options

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

The following summarizes stock option activity for the three months ended March 31, 2014:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2013	1,000,000	$0.26
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2014	1,000,000	$0.26	9.74	$—
Exercisable at March 31, 2014	143,750	$0.26	9.74	$—

The following table summarizes information about the Company’s non-vested shares as of March 31, 2014:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2013	900,000	$0.25
Granted	—	—
Vested	(43,750)	0.25
Nonvested at March 31, 2014	856,250	$0.25

The Company has issued shares of its common stock registered in connection with its Form S-8 filing to certain consultants and service providers. See Notes 7 and 13.

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

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was antidilutive:

	March 31,
	2014	2013

Convertible notes payable	76,669,368	1,654,524
Warrants	45,373,596	5,364,500
Stock Options	143,750	—

Note 11: Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2014, the Company had a net loss of $10,212,016 as compared to a net loss of $871,939 for the three months ended March 31, 2013.  Additionally, the Company has incurred a net loss of $19,322,273 for the period from inception (November 25, 2009) to March 31, 2014.  As of March 31, 2014, the Company had not emerged from the development stage. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and achieve a level of profitability. The Company intends to finance operations by issuing additional common stock, warrants and through bridge and long term financing. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 12:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.

Note Payable Default and Dispute

On August 16, 2013, the Company received notice of a lawsuit filed in the District Court of Clark County, Nevada filed by Portofino Investments II Limited Partnership (“Portofino”) against the Company regarding a convertible loan in the principal amount of $100,000.  The lawsuit alleges that the Company has failed to repay the loan amount and interest that were due to Portofino under the convertible loan and that Portofino is entitled to judgment in the full amount due under such convertible loan, in addition to costs and expenses relating to the cause of action. The Company has filed an answer to the complaint and Portofino has subsequently filed an amended complaint. The Company is currently working on a response, and is simultaneously negotiating with Portofino as to a potential settlement.

Former Service Provider Dispute

A former service provider of the Company has asserted various claims regarding the Company relating to activities that took place during 2012 and 2013.  The Company has concluded an independent investigation, performed by a third party legal firm, into the merit of these claims and determined that they were either without merit or immaterial.  The Company does not believe that any amounts that may potentially be paid as a result of any of these claims would have a material effect on its condensed consolidated financial statements.

Note 13: Subsequent Events

Subsequent to March 31, 2014, the Company received gross proceeds of $35,000 via an advance from Mindnest LLC. The terms of this advance incurs a total of $2,000 of interest, and has a maturity date of May 31, 2014.

Subsequent to March 31, 2014, the Company received gross proceeds of $50,000 via a financing arrangement with Mr. Mark Brooks. The terms of this financing arrangement bears interest at twenty-one percent (21%) annually, and had a maturity date of May 11, 2014. The Company repaid the loan plus accrued interest on May 9, 2014. In connection with this financing arrangement, the Company issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share, exercisable over an eighteen (18) month term.

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

Subsequent to March 31, 2014, the Company received gross proceeds of $400,000 via a financing arrangement with 31 Group, LLC. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of May 7, 2016. The unpaid outstanding balance may be converted at the option of the investor at the lesser of (i) a rate of one (1) share of our restricted common stock for each $0.15, or (ii) sixty-five percent (65%) of the average of the lowest three trade prices in the ten (10) days prior to conversion.

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

Subsequent to March 31, 2014, the Company issued a total of 600,000 shares of its common stock to various service providers in a series of transactions related to consulting and professional services rendered during 2014, totaling $78,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q/A contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on March 31, 2014.

As used in this Form 10-Q/A, “we,” “us,” and “our” refer to Echo Automotive, Inc., which is also sometimes referred to as the “Company.”

You Should Not Place Undue Reliance on These Forward-Looking Statements

The forward-looking statements made in this report on Form 10-Q/A relate only to events or information as of the date on which the statements are made in this report on Form 10-Q/A.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

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

As of the date of this Quarterly Report on Form 10-Q/A, we have generated minimal revenue and we do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our operations to date have been funded by advances, private “family and friends” capital contributions, equity financings, convertible notes and subsequent equity conversions by the majority stockholders. Our working and growth capital is dependent on more significant future funding expected to be provided in part by equity investments from other accredited investors including institutional investors. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenues

We are in the research and development phase and currently have no customers.  We had $0 and $600, respectively of revenue during the three months ended March 31, 2014 and 2013. The 2013 revenue is attributable to the sales of carbon credits and consulting services.

General and Administrative Expenses

	General and Administrative Expenses
	2014	2013	Change	Percent

Three Months Ended March 31,	$1,835,470	$842,049	$993,421	118%

General and administrative expenses increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to increases in payroll expenses of approximately $259,000, increases in rent expense of approximately $54,000, increases in legal expense of approximately $87,000, increases in depreciation and amortization expense of approximately $145,000, increases in consulting expenses of approximately $39,000, and increases in other expenses of approximately $409,000.

Selling and Marketing Expenses

	Selling and Marketing Expenses
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

Interest Expense

	Interest Expense
	2014	2013	Change	Percent

Three Months Ended March 31,	$14,205,454	$25,711	$14,179,743	55150%

The increase in interest expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due to an increase in new debt agreements, combined with significant interest expense recorded in connection with the Company’s derivative accounting treatment of new convertible note agreements entered into during the three months ended March 31, 2014.

Other Income (Expense)

	Other Income (Expense)
	2014	2013	Change	Percent

Three Months Ended March 31,	$5,850,912	$—	$5,850,912	N/A

The increase in other expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due to a gain on change in fair value of the derivative liability partially offset by a loss on extinguishment of debt and other expense related to contingent registration rights recorded in connection with the Company’s derivative accounting treatment of new convertible note agreements entered into during the three months ended March 31, 2014.

Net Loss

	Net Loss
	2014	2013	Change	Percent

Three Months Ended March 31,	$10,212,016	$871,939	$9,340,077	1071%

Changes in net loss are attributable to our changes in operating loss and other expense, each of which we have described above.

From Inception (November 25, 2009) to March 31, 2014

We have generated $133,456 of revenue since inception (November 25, 2009).   We are in the research and development phase and currently have no customers.  Revenue from inception to March 31, 2014 is attributable to the sales of carbon credits and consulting services.  We have incurred $10,771,052 of operating expenses from inception through March 31, 2014.  These expenses are comprised of $10,623,656 of general and administrative expenses and $147,396 of selling and marketing expenses.  The general and administrative expenses consist of payroll, consulting, legal, rent, and miscellaneous expenses.  We also incurred $14,535,589 of interest expense, a majority of which pertains to the valuation of derivative liabilities recorded during the three months ending March 31, 2014.   Our net loss from inception through March 31, 2014 is $19,322,273.

Liquidity and Capital Resources

Net cash used in operating activities was $1,257,124 and $803,753 for the three months ended March 31, 2014 and 2013, respectively.  The increase is mainly attributable to increases in net loss of approximately $9,340,077 and the change in fair value of derivative liability of $6,123,583, offset by interest expense related to beneficial conversion feature of $13,769,305.

As of March 31, 2014, we had cash on hand of $253,623 and negative working capital of $12,476,498. We believe that our cash on hand and working capital will not be sufficient to meet our anticipated cash requirements for the next 12 months.  To date, our working capital has been a combination of private investments, private loans, stockholder capital contributions, and advances through promissory notes.

Cash used in investing activities was $57,719 and $79,120 for the three months ended March 31, 2014 and 2013, respectively. In 2014 and 2013, these amounts consisted of purchases of property and equipment.

Cash provided by financing activities was $1,520,550 and $903,507 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we received proceeds from notes payable of $1,611,300 and deferred loan costs of $90,750. During the three months ended March 31, 2013, we received cash from stock subscriptions in the amount of $434,507, proceeds from notes payable of $500,000 and repayments on debt of $31,000.

We had negative working capital of $12,476,498 as of March 31, 2014 compared to $2,418,843 as of December 31, 2013. Our cash position increased to $253,623 at March 31, 2014 compared to $47,916 at December 31, 2013, for the reasons described above.

As of March 31, 2014, we have outstanding notes payable totaling $2,290,761, of which $1,264,420, including the debt discount, is classified as short-term. Interest expense incurred on all debt, excluding the expense related to the accretion of the debt discount of $375,239 and the interest expense related to beneficial conversion feature and warrants issued of $13,769,305, was $60,910 and $20,848, for the three months ended March 31, 2014 and 2013, respectively.

Recent Financings

On May 16, 2013, we entered into a securities purchase agreement with United Fleet Financing LLC “UFF” of which the sole member is a related party. Pursuant to the agreement, UFF agreed to provide $1,500,000 of funding for working capital in exchange for the issuance of 2,727,273 units at a price of $0.55 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.25 shares of our common stock at an exercise price equal to $0.65 per share, exercisable over five years. As of March 31, 2014 we received $1,500,000 under this private placement and issued 3,409,093 warrants. As of March 31, 2014 the Company has not issued any shares of its common stock related to this agreement. Subsequent to our quarter ended March 31, 2014, we lowered the warrant strike price to $0.35 per share.

On May 20, 2013, we entered into a financing and security agreement and a secured convertible subordinated promissory note with UFF.  Pursuant to the terms and conditions of this agreement, UFF has agreed to provide us $1,500,000 of financing for working capital. The financing will be provided to us in nine scheduled installments beginning June 15, 2013 and ending January 1, 2014, starting with a first installment of $166,000.  Pursuant to the agreement UFF has the option to convert any amounts paid to the Company pursuant to the financing agreement, into common stock at a conversion price of $0.55 per share and receive up to 2,727,272 warrants, each to purchase 1.25 shares of  common stock at a per share exercise price of $0.65 with a term of 18 months.  As of March 31, 2014 we received $1,500,000 under this private placement and issued 3,409,093 warrants.  As of March 31, 2014 the Company has not issued any shares of its common stock related to this agreement. Subsequent to our quarter ended March 31, 2014, we agreed to extend the warrant term to 5 years and lowered the warrant strike price to $0.35 per share.

On June 20, 2013, we entered into a financing and security agreement and a secured convertible promissory note (the “Emerald Note”) in the amount of $200,000 with Emerald Private Equity Fund, LLC (“Emerald”). Pursuant to the terms of the Emerald Note, Emerald agreed to provide us with $200,000 upon execution. In connection with this financing, Emerald received a warrant to purchase 714,286 shares of our common stock at an exercise price of $0.65 per share, exercisable over a five (5) year term. The Emerald Note has a maturity date of five (5) years and bears interest at eight percent (8%) annually. The unpaid outstanding balance on the Emerald Note may be converted at the option of either party a rate of two (2) shares of our restricted common stock for each $0.70.  As of March 31, 2014 we received $200,000 under this private placement and issued the related warrants. During the three months ending March 31, 2014, we issued 1,142,858 shares of our common stock to Emerald to reduce the balance due under the Emerald Note. Subsequent to our quarter ended March 31, 2014, we lowered the warrant strike price to $0.35 per share.

On December 31, 2013, we entered into two promissory note agreements in the amount of $40,000 and $60,000 with UFF. Pursuant to the terms and conditions of these agreements, UFF provided us with $100,000 and UFF received a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. The promissory notes have a maturity date of June 1, 2014. The stated interest rate is equal to 15% per annum. During the three months ending March 31, 2014, the exercise price was lowered to $0.35 per share.

On January 9, 2014, we received gross proceeds of $250,000 via a financing arrangement with Hanover Holdings I, LLC. The terms of this financing arrangement bears interest at twelve percent (12%) annually, and has a maturity date of July 3, 2014. The unpaid outstanding balance may be converted at the option of the investor at a rate of one (1) share of our restricted common stock for each $0.15223. Subsequent to our quarter ended March 31, 2014, the conversion feature of the financing arrangement was modified whereby the unpaid outstanding balance may be converted at the option of the investor at the lessor of (i) sixty percent (60%) of the lowest trade price in the 10 days prior to conversion; or (ii) the original conversion price as stated in the January, 2014 financing arrangement.

On January 28, 2014, we received gross proceeds of $110,000 via a financing arrangement with United Fleet Financing, LLC, of which the sole member is a related party. The terms of this financing arrangement bears interest at fifteen percent (15%) annually, and has a maturity date of June 1, 2014. In connection with this financing arrangement, we issued warrants to purchase 800,000 shares of our common stock at an exercise price of $0.55 per share, exercisable over a five (5) year term. Subsequent to our quarter ended March 31, 2014, we lowered the warrant strike price to $0.35 per share.

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

On February 21, 2014, we received gross proceeds of $50,000 via a financing arrangement with LG Capital Funding, LLC (“LG Capital”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on February 21, 2014, LG Capital paid off the 21 percent note payable issued July 13, 2012 totaling $65,000 on the Company’s behalf, and, accordingly, we agreed to repay LG Capital a total of $65,000 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The Company issued 124,730 shares of its common stock to the former holder of the 21 percent note payable issued July 13, 2013 totaling $65,000 to satisfy accrued interest on the repaid, extinguished obligation. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion.

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

On March 6, 2014, we received gross proceeds of $50,000 via a financing arrangement with Union Capital, LLC (“Union”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of March 7, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on March 6, 2014 Union paid off the 12 percent note payable issued May 30, 2012 totaling $60,000, on the Company’s behalf, and, accordingly, we agreed to repay Union a total of $67,800 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of March 7, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. On March 10, 2014, the Company issued 99,668 shares of its common stock to the same lender to satisfy accrued interest on the repaid, extinguished obligation. Furthermore, Union Capital, LLC, elected to convert their principal balance to common stock as permitted in connection with the replacement note payable, and, accordingly, on March 10, 2014 and March 14, 2014, the Company issued 359,858 and 219,667 shares of its common stock, respectively, to Union Capital, LLC to fully extinguish the obligation under the replacement note payable.

On March 10, 2014, we received gross proceeds of $50,000 via a financing arrangement with GEL Properties, LLC (“GEL Properties”). The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of February 20, 2015. The unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. Also on March 10, 2014, GEL Properties paid off the 7 percent note payable with a related party issued March 31, 2012 totaling $50,000, on the Company’s behalf, and, accordingly, we agreed to repay GEL Properties a total of $52,500 via a replacement note bearing interest at eight percent (8%) annually, with a maturity date of February 20, 2015. The replacement note unpaid outstanding balance may be converted at fifty-five percent (55%) of the lowest trade price in the ten (10) days prior to conversion. On March 7, 2014, the Company issued 37,849 shares of its common stock to the related party to satisfy accrued interest on the repaid, extinguished obligation. Furthermore, GEL Properties, LLC, elected to convert a portion of their principal balance to common stock as permitted in connection with the replacement note payable, and, accordingly, on March 11, 2014, the Company issued 164,935 shares of its common stock to GEL Properties, LLC to fully reduce the obligation under the replacement note payable by a total of $15,000.

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

On March 5, 2014, we issued 337,855 shares of our common stock to satisfy our obligation in connection with the 12% convertible note payable issued November 11, 2011 totaling $100,000 (see Note 6 of the Financial Statements). Additionally, in connection with this transaction, we issued a warrant to purchase 506,782 shares of our common stock at an exercise price of $0.01 per share, exercisable over a five (5) year term.

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

Subsequent to the three months ended March 31, 2014, on May 7, 2014, we entered into a securities purchase agreement with 31 Group, LLC pursuant to which 31 Group, LLC purchased senior convertible note with an initial principal amount of $624,000 from the Company and a warrant to acquire up to 4,500,000 shares of the Company’s common stock, for a total purchase price of $400,000. The senior convertible note matures on May 7, 2016 and accrues interest annually at 8%. The warrant is exercisable during a five year term and has an exercise price of $0.1807.

Subsequent to the three months ended March 31, 2014, we also received an aggregate of $209,300 in gross proceeds from financings with various investors.

We are currently seeking both short-term funding to finance current operations as well as significant amounts of long term capital to execute our business plan. We project that in order to execute our business plan and proceed to full production, approximately $3.0 million in short term funding will be required over the next four months and $5.5 million in the first half of 2014. Our base monthly expenses total approximately $450,000. The additional working capital needs are related to hiring additional personnel, purchase of electric motors, battery cells, and costs related to selling and marketing efforts.

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

Off-Balance Sheet Arrangements

None.

Significant Accounting Policies

In addition to the following, our significant accounting policies are described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which are incorporated by reference herein.

Derivative Liabilities- Convertible Notes

The embedded conversion and anti-dilution features in the convertible debt instruments and warrants issued in the three months ended March 31, 2014 qualify certain notes as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt.

The valuation of the derivative liability attached to the convertible debt arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of derivative is derived from path dependent scenarios and outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts upon receiving a redemption notice; the Holder converts the note; the Issuer redeems the note; or the company defaults on the note.

The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the note based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $10,340,351 at either issuance date or tainting date. The Company recorded the change in the fair value of the derivative liability as a gain of $4,146,356 to reflect the value of the derivative liability as $6,105,182 as of March 31, 2014. The Company also recorded settlements of $88,813 related to conversions of three of their convertible notes.

Extinguishments and Settlements

During the three months ended March 31, 2014, the Company entered into certain debt transactions (see footnotes 13, 18, 20, and 21 to debt schedule in the notes to the Financial Statements) in which extinguishment accounting was applied. As a result, a loss on extinguishment of debt of $147,671 was recorded as a loss on debt extinguishment in other income and expense related to these extinguishments.

Derivative Liabilities- Warrants

The embedded conversion and anti-dilution features in the convertible debt instruments and warrants issued in the three months ended March 31, 2014 qualify certain notes as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt.

The valuation of the derivative liability of the warrants was determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e. "payoff") of the option for each path. These payoffs are then averaged and discounted to today resulting in the fair value of the option.

Using this model, the Company determined a fair value of $5,512,114 at either issuance date or tainting date, including the warrants previously classified in equity which had a value at tainting of $788,660 (see Note 7). The Company recorded the change in the fair value of the derivative liability as a gain of $1,977,227 to reflect the value of the derivative liability as $3,534,887 as of March 31, 2014.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Note Payable Default and Dispute

On August 16, 2013, the Company received notice of a lawsuit filed in the District Court of Clark County, Nevada filed by Portofino Investments II Limited Partnership (“Portofino”) against the Company regarding a convertible loan in the principal amount of $100,000. The lawsuit alleges that the Company has failed to repay the loan amount and interest that were due to Portofino under the convertible loan and that Portofino is entitled to judgment in the full amount due under such convertible loan, in addition to costs and expenses relating to the cause of action. The Company has filed an answer to the complaint and Portofino has subsequently filed an amended complaint. The Company is currently working on a response, and is simultaneously negotiating with Portofino as to a potential settlement.

Item 1A - Risk Factors

There have been no material updates to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2014, the Company issued 37,849 shares of its common stock to BK Family Trust to satisfy accrued interest on the 7 percent note payable issued on March 31, 2012, totaling $50,000, which note was subsequently repaid and extinguished. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by BK Family Trust.

On March 5, 2014, we issued 337,855 shares of our common stock to Joshua Lambert to satisfy our obligation in connection with the 12% convertible note payable issued November 11, 2011 totaling $100,000 (see Note 6 of the Financial Statements). Additionally, in connection with this transaction, we issued a warrant to Joshua Lambert to purchase 506,782 shares of our common stock at an exercise price of $0.01 per share, exercisable over a five (5) year term. The issuance of the warrants was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Joshua Lambert .

On March 10, 2014, the Company issued 99,668 shares of its common stock to Griffin Ventures in connection with the 18 percent note payable issued May 30, 2012 totaling $60,000 to satisfy accrued interest on this note, which note was subsequently repaid and extinguished. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Griffin Ventures.

During the three months ending March 31, 2014, the Company issued a total of 1,293,344 shares of its common stock to various service providers in a series of transactions related to consulting and professional services rendered during 2013 and 2014. The total operating expense related to these transactions was $317,460; of which $166,500 was included in accrued liabilities at December 31, 2013. The transactions were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by the service providers.

Subsequent to our quarter ended March 31, 2014, the Company received gross proceeds of $50,000 via a financing arrangement with Mark Brooks. The terms of this financing arrangement bears interest at twenty-one percent (21%) annually, and had a maturity date of May 11, 2014. The Company repaid the loan plus accrued interest on May 9, 2014. In connection with this financing arrangement, the Company issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share, exercisable over an eighteen (18) month term. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Mark Brooks.

Subsequent to our quarter ended March 31, 2014, the Company received gross proceeds of $124,300 via a financing arrangement with Blue Citi, LLC. The terms of this financing arrangement bears interest at eight percent (8%) annually, and has a maturity date of May 5, 2015. The unpaid outstanding balance may be converted at fifty-eight percent (58%) of the lowest trade price in the twenty (20) days prior to conversion. Additionally, subsequent to March 31, 2014, Blue Citi, LLC repaid the 12 percent note payable issued April 11, 2012 totaling $100,000, and, accordingly, we agreed to repay Blue Citi, LLC a total of $125,067 via a Replacement Note bearing interest at eight percent (8%) annually, with a maturity date of May 5, 2015. The Replacement Note unpaid outstanding balance may be converted at fifty-eight percent (58%) of the lowest trade price in the twenty (20) days prior to conversion. In connection with this financing arrangement, the Company issued warrants to purchase 310,750 shares of our common stock at an exercise price of $0.20 per share, exercisable over a five (5) year term. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Blue Citi, LLC

Subsequent to our quarter ended March 31, 2014, the Company issued 109,810 shares of its common stock to GEL Properties, LLC, 105,281 shares of its common stock to LG Capital Fund, LLC and 246,305 shares of its common stock to Blue Citi, LLC in connection with their respective convertible notes. No proceeds were received in connection with these common stock issuances. The common stock was issued to reduce the Company's note payable balances. The transactions were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by GEL Properties, LLC, LG Capital Funds, LLC and Blue Citi, LLC

Subsequent to our quarter ended March 31, 2014, the Company issued 760,282 shares of its common stock to Joshua Lambert with respect to the exercise of two warrants. The Company received total proceeds of $7,603 in connection with this warrant exercise. The transactions were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by the Mr. Lambert.

Subsequent to our quarter ended March 31, 2014, the Company issued 489,171 shares of its common stock to James Beatty to satisfy its obligation in connection with its 7% note payable issued March 30, 2011 totaling $50,000. The transaction was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by Mr. Beatty.

Subsequent to our quarter ended March 31, 2014, the Company issued a total of 600,000 shares of its common stock to various service providers in a series of transactions related to consulting and professional services rendered during 2014. The transactions were exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws based on representations made by the service providers.

Other than the foregoing, there are no sales of our securities without registration under the Securities Act of 1933, as amended, during the three months ended March 31, 2014, that were not previously disclosed in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009).

3.1(b)	Text of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on Sept. 27, 2012).

3.2	Bylaws, as amended (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on March 20, 2009).

10.1	Form of Senior Convertible Note issued to 31 Group, LLC. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 9, 2014).

10.2	Form of Warrant issued to 31 Group, LLC. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 9, 2014).

10.3	Securities Purchase Agreement, dated as of May 7, 2014, by and between 31 Group, LLC and Echo Automotive, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 9, 2014).

10.4	Registration Rights Agreement, dated as of May 7, 2014, by and between 31 Group, LLC and Echo Automotive, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 9, 2014).

10.5	Senior Convertible Note with Hanover Holdings I, LLC, dated January 3, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 9, 2014).

10.6	Note Purchase Agreement with Hanover Holdings I, LLC, dated January 3, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 9, 2014).

10.7	Registration Rights Agreement with Hanover Holdings I, LLC, dated January 3, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 9, 2014).

10.8	Promissory Note, dated March 26, 2014, issued to United Fleet Financing, LLC (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on March 31, 2014).

10.9	Service Center & Installation Agreement with Meineke Car Care Centers, Inc., dated February 14, 2013 (incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 13, 2013).

31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101*	Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Echo Automotive, Inc.

/s/ William D Kennedy
William D Kennedy
Chief Executive Officer, Interim Chief Financial Officer, and Interim Secretary
(Principal Executive Officer, Interim Principal Financial Officer
and Interim Principal Accounting Officer)

Dated: June 2, 2014

